Form 10-Q
period 2021-03-31
Helix Acquisition Corp
filed 2021-05-21
CIK 1821586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 21, 2021, there were 11,930,000 Class A ordinary shares, $0.0001 par value and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HELIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

Item 1. Financial Statements.

HELIX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,170,066	$1,335,924
Prepaid expenses	289,626	283,057
Total Current Assets	1,459,692	1,618,981

Cash and investments held in Trust Account	115,032,732	115,014,917
TOTAL ASSETS	$116,492,424	$116,633,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$60,000	67,120
Promissory note — related party	—	58,063
Total Current Liabilities	60,000	125,183

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	4,085,000	4,150,183

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 10,740,742 and 10,748,371 shares at $10.00 per share at March 31, 2021 and December 30, 2020, respectively	107,407,420	107,483,710

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,189,258 and 1,181,629 shares issued and outstanding (excluding 10,740,742 and 10,748,371 shares subject to redemption) as of March 31, 2021 and December 31, 2020, respectively	119	118
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	288	288
Additional paid-in capital	5,166,726	5,090,437
Accumulated deficit	(167,129)	(90,838)
Total Shareholders’ Equity	5,000,004	5,000,005
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,492,424	116,633,898

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$94,106
Loss from operations	(94,106)

Other income:
Interest earned on marketable securities held in Trust Account	17,815
Other income, net	17,815

Net loss	$(76,291)

Basic and diluted weighted average shares outstanding, Class A Ordinary shares subject to possible redemption	11,500,000

Basic and diluted net income per share, Class A Ordinary shares subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,305,000

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	1,181,629	$118	2,875,000	$288	$5,090,437	$(90,838)	$5,000,005

Change in value of ordinary shares subject to redemption	7,629	1	—	—	76,289	—	76,290

Net loss	—	—	—	—	—	(76,291)	(76,291)

Balance – March 31, 2021 (unaudited)	1,189,258	$119	2,875,000	$288	$5,166,726	$(167,129)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(76,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(17,815)
Changes in operating assets and liabilities:
Prepaid expenses	(6,569)
Accrued expenses	(7,120)
Net cash used in operating activities	(107,795)

Cash Flows from Financing Activities:
Repayment of promissory note – related party	(58,063)
Net cash used in financing activities	(58,063)

Net Change in Cash	(165,858)
Cash – Beginning	1,335,924
Cash – Ending	$1,170,066

Non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(76,290)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the three months ended March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2021

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

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.2 million in its operating bank accounts and working capital of approximately $1.4 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to a promissory note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

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

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $6,750,447 were charged to shareholders’ equity upon the completion of the Initial Public Offering (see Note 1).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, an aggregate of 10,740,742 and 10,748,371 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets at March 31, 2021 and December 30, 2020 respectively.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For Three Months Ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$17,815
Net Earnings	$17,815
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	11,500,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$—

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Loss	$(76,291)
Redeemable Net Earnings	$(17,815)
Non-Redeemable Net Loss	$(94,106)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted (1)	3,305,000
Loss/Basic and Diluted Non-Redeemable Class A and B Ordinary Shares	$(0.03)

As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s ordinary shareholders.

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

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 5 — Related Party Transactions

Founder Shares

On August 19, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 3,593,750 Class B ordinary shares. On March 31, 2021, the Sponsor surrendered, for no consideration, 718,750 Class B ordinary shares, resulting in the Sponsor holding 2,875,000 Class B ordinary shares (the “Founder Shares”). In September 2020, the Sponsor transferred 30,000 Founder Shares to each of its independent directors. The Founder Shares included an aggregate of up to 375,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, 375,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

Commencing on October 22, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, administrative services and remote support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred and accrued $30,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

MARCH 31, 2021

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 1,189,258 and 1,181,629 Class A ordinary shares issued or outstanding, excluding 10,740,742 and 10,748,371 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

At March 31, 2021, assets held in the Trust Account were comprised of $905 in cash and $115,031,828 in U.S. Treasury securities. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2020, assets held in the Trust Account were comprised of $457 in cash and $115,014,460 in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2021	U.S. Treasury Securities (Matured on 4/22/21)	1	$115,031,828	$3,166	$115,034,993
December 31, 2020	U.S. Treasury Securities (Matured on 1/21/21)	1	$115,014,460	$1,417	$115,015,877

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued, May 21, 2021. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $76,291, which consisted of formation and operating costs of 94,106 offset by interest earned on marketable securities held in Trust account of $17,815.

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

For the three months ending March 31, 2020 cash used in operating activities was $107,795. Net loss of $76,291 was affected interest earned on marketable securities held in the Trust Account of $17,815 and changes in operating assets and liabilities used $13,689 of cash for operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $115,032,732. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we held $1,170,066 of cash outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

HELIX ACQUISITION CORP.

Date: May 21, 2021		/s/ Bihua Chen
	Name:	Bihua Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2021		/s/ Andrew Phillips
	Name:	Andrew Phillips
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)