Form 10-Q
period 2021-06-30
Helix Acquisition Corp
filed 2021-08-16
CIK 1821586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 11,930,000 Class A ordinary shares, $0.0001 par value and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HELIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

Item 1. Financial Statements.

HELIX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,097,696	$1,335,924
Prepaid expenses	233,523	283,057
Total Current Assets	1,331,219	1,618,981

Investments held in Trust Account	115,038,872	115,014,917
TOTAL ASSETS	$116,370,091	$116,633,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$90,000	67,120
Promissory note — related party	—	58,063
Total Current Liabilities	90,000	125,183

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	4,115,000	4,150,183

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 10,725,509 and 10,748,371 shares at $10.00 per share as of June 30, 2021 and December 30, 2020, respectively	107,255,090	107,483,710

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,204,491 and 1,181,629 shares issued and outstanding (excluding 10,725,509 and 10,748,371 shares subject to redemption) as of June 30, 2021 and December 31, 2020, respectively	120	118
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	288	288
Additional paid-in capital	5,319,055	5,090,437
Accumulated deficit	(319,462)	(90,838)
Total Shareholders’ Equity	5,000,001	5,000,005
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,370,091	116,633,898

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

General and administrative expenses	$158,473	$252,579
Loss from operations	(158,473)	(252,579)

Other income:
Interest earned on investments held in Trust Account	6,140	23,955
Total other income, net	6,140	23,955

Net loss	$(152,333)	$(228,624)

Basic and diluted weighted average shares outstanding, Class A Ordinary shares subject to possible redemption	11,500,000	11,500,000

Basic and diluted net income per share, Class A Ordinary shares subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,305,000	3,305,000

Basic and diluted net loss per share, Non-redeemable ordinary shares	$0.05	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	1,181,629	$118	2,875,000	$288	$5,090,437	$(90,838)	$5,000,005

Change in value of ordinary shares subject to redemption	7,629	1	—	—	76,289	—	76,290

Net loss	—	—	—	—	—	(76,291)	(76,291)

Balance – March 31, 2021	1,189,258	$119	2,875,000	$288	$5,166,726	$(167,129)	$5,000,004

Change in value of ordinary shares subject to redemption	15,233	1	—	—	152,329	—	152,330

Net loss	—	—	—	—	—	(152,333)	(152,333)

Balance – June 30, 2021	1,204,491	$120	2,875,000	$288	$5,319,055	$(319,462)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(228,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(23,955)
Changes in operating assets and liabilities:
Prepaid expenses	49,534
Accrued expenses	22,880
Net cash used in operating activities	(180,165)

Cash Flows from Financing Activities:
Repayment of promissory note – related party	(58,063)
Net cash used in financing activities	(58,063)

Net Change in Cash	(238,228)
Cash – Beginning	1,335,924
Cash – Ending	$1,097,696

Non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(228,620)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the six months ended June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.1 million in its operating bank accounts and working capital of approximately $1.2 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to a promissory note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A common stock issued were charged to shareholders’ equity upon the completion of the Initial Public Offering (see Note 1).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, an aggregate of 10,725,509 and 10,748,371 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets at June 30, 2021 and December 31, 2020, respectively.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net income (loss) per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$6,140	$23,955
Redeemable Net Earnings	$6,140	$23,955
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	11,500,000	11,500,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Loss	$(152,333)	$(228,624)
Less: Redeemable Net Earnings	(6,140)	(23,955)
Non-Redeemable Net Loss	$(158,473)	$(252,579)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted (1)	3,305,000	3,305,000
Loss/Basic and Diluted Non-Redeemable Class A and B Ordinary Shares	$0.05	$(0.08)

(1)	For the three and six months ended June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s ordinary shareholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Administrative Services Agreement

Commencing on October 22, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, administrative services and remote support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2021, the Company incurred and accrued $30,000 and $60,000 in fees for these services, respectively, of which $60,000 is included in accrued expenses in the accompanying condensed balance sheet as of June 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

JUNE 30, 2021

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 1,204,491 and 1,181,629 Class A ordinary shares issued or outstanding, excluding 10,725,509 and 10,748,371 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 2,875,000 Class B ordinary shares issued and outstanding, respectively.

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

JUNE 30, 2021

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

At June 30, 2021, assets held in the Trust Account were comprised of $115,038,872 in money market funds which are invested primarily in U.S. Treasury securities. During the six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2020, assets held in the Trust Account were comprised of $457 in cash and $115,014,460 in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 1/21/21)	1	$115,014,460	$1,417	$115,015,877

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,
	Level	2021
Assets:
Investments held in Trust Account	1	$115,038,872

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on August 13, 2020, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $152,333, which consisted of formation and operating costs of $158,473 offset by interest earned on marketable securities held in Trust account of $6,140.

For the six months ended June 30, 2021, we had a net loss of $228,624, which consisted of formation and operating costs of $252,579 offset by interest earned on marketable securities held in Trust account of $23,955.

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

For the six months ending June 30, 2021, cash used in operating activities was $180,165. Net loss of $228,624 was affected interest earned on marketable securities held in the Trust Account of $23,955 and changes in operating assets and liabilities used $72,414 of cash for operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $115,038,872. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we held $1,097,696 of cash outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income (loss) earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL-*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX ACQUISITION CORP.

Date: August 16, 2021		/s/ Bihua Chen
	Name:	Bihua Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ Andrew Phillips
	Name:	Andrew Phillips
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)