Form 10-Q
period 2021-09-30
Helix Acquisition Corp
filed 2021-11-12
CIK 1821586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 11,930,000 Class A ordinary shares, $0.0001 par value and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HELIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months and Nine Months Ended September 30, 2021 and for the Period from August 13, 2020 (Inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three Months and Nine Months Ended September 30, 2021 and for the Period from August 13, 2020 (Inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from August 13, 2020 (Inception) through September 30, 2020	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

i

Item 1. Financial Statements.

HELIX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised)
ASSETS
Current assets
Cash	$1,028,752	$1,335,924
Prepaid expenses	178,041	283,057
Total Current Assets	1,206,793	1,618,981

Investments held in Trust Account	115,040,353	115,014,917
TOTAL ASSETS	$116,247,146	$116,633,898

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,059,078	67,120
Promissory note — related party	—	58,063
Total Current Liabilities	2,059,078	125,183

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	6,084,078	4,150,183

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 11,500,000 shares at $10.00 per share as of September 30, 2021 and December 30, 2020	115,000,000	115,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 430,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption) as of September 30, 2021 and December 31, 2020	43	43
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	288	288
Accumulated deficit	(4,837,263)	(2,516,616)
Total Shareholders’ Deficit	(4,836,932)	(2,516,285)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$116,247,146	116,633,898

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from August 13, 2020 (Inception) Through September 30, 2020
General and administrative expenses	$2,093,506	$2,346,085	$5,000
Loss from operations	(2,093,506)	(2,346,085)	(5,000)

Other income:
Interest earned on investments held in Trust Account	1,481	25,436	—
Total other income	1,481	25,436	—

Net loss	$(2,092,025)	$(2,320,649)	$(5,000)

Basic and diluted weighted average shares outstanding, Class A Ordinary shares	11,930,000	11,930,000	—
Basic and diluted net loss per share, Class A Ordinary shares	$(0.14)	$(0.16)	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,875,000	2,875,000	2,500,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.14)	$(0.16)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(REVISED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	430,000	$43	2,875,000	$288	$—	$(2,516,614)	$(2,516,283)

Net loss	—	—	—	—	—	(76,291)	(76,291)

Balance – March 31, 2021	430,000	$43	2,875,000	$288	$—	$(2,592,905)	$(2,592,574)

Net loss	—	—	—	—	—	(152,333)	(152,333)

Balance – June 30, 2021	430,000	$43	2,875,000	$288	$—	$(2,745,238)	$(2,744,907)

Net loss	—	—	—	—	—	(2,092,025)	(2,092,025)

Balance – September 30, 2021	430,000	$43	2,875,000	$288	$—	$(4,837,263)	$(4,836,932)

PERIOD FROM AUGUST 13, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — August 13, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor			2,875,000	288	24,712	—	25,000

Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020	—	$—	2,875,000	$288	$24,712	$(5,000)	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from August 13, 2020 (Inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(2,320,649)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(25,436)	—
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	105,016	—
Accrued expenses	1,991,960	—
Net cash used in operating activities	(249,109)	—

Cash Flows from Financing Activities:
Repayment of promissory note – related party	(58,063)	—
Net cash used in financing activities	(58,063)	—

Net Change in Cash	(307,172)	—
Cash – Beginning	1,335,924	—
Cash – Ending	$1,028,752	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$90,450
Deferred offering costs paid through promissory note	$—	$53,063
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the nine months ended September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 19, 2020. On October 22, 2020 the Company consummated the Initial Public Offering of 11,500,000 Class A ordinary shares (the “Public Shares”) at $10.00 per Public Share, which included the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $115,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 430,000 private placement shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to Helix Holdings, LLC (the “Sponsor”), generating gross proceeds of $4,300,000, which is described in Note 5.

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

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company provided the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7).

The Company will proceed with a Business Combination by seeking shareholder approval, and will proceed if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Share ($10.00).

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

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.0 million in its operating bank accounts and working capital deficit of approximately $0.9 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to a promissory note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company's assessment of going concern considerations in accordance with FASB's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 12, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 12, 2022.

Note 2 – Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020 (Audited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$107,483,710	$7,516,290	$115,000,000
Class A ordinary shares	$118	$(75)	$43
Additional paid-in capital	$5,090,437	$(5,090,437)	$—
Accumulated deficit	$(90,838)	$(2,425,778)	$(2,516,616)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(7,516,290)	$(2,516,285)
Number of Class A ordinary shares subject to possible redemption	10,748,371	751,629	11,500,000

Note 3 — Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering (see Note 1).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, an aggregate of 11,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets at September 30, 2021 and December 31, 2020.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Class A ordinary shares issuance costs	(6,750,445)
Plus:
Accretion of carrying value to redemption value	6,750,445

Class A ordinary shares subject to possible redemption	$115,000,000

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from August 13, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(1,685,772)	$(406,253)	$(1,869,999)	$(450,650)	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	11,930,000	2,875,000	11,930,000	2,875,000	—	2,500,000

Basic and diluted net loss per ordinary share	$(0.14)	$(0.14)	$(0.16)	$(0.16)	$—	$(0.00)

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage amount of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature.

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

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Public Shares, which included the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Public Shares, at a purchase price of $10.00 per Public Share generating gross proceeds of $115,000,000.

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 5 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 430,000 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $4,300,000. A portion of the proceeds from the Private Placement Shares were added to the proceeds from the Initial Public Offering held in the Trust Account.

Note 6 — Related Party Transactions

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

Administrative Services Agreement

Commencing on October 22, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, administrative services and remote support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months and nine months ended September 30, 2021, the Company incurred and accrued $30,000 and $90,000 in fees for these services, respectively. For the period from August 13, 2020 (inception) through September 30, 2020, the Company did not incur any fees for these services. A total of $110,000 and $20,000 are included in accrued expenses in the accompanying condensed balance sheets as of September 30, 2021 and December 31, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Note 7 — Commitments and Contingencies

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

SEPTEMBER 30, 2021

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

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 430,000 Class A ordinary shares issued or outstanding, excluding 11,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 2,875,000 Class B ordinary shares issued and outstanding, respectively.

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

SEPTEMBER 30, 2021

(Unaudited)

Note 9 — Fair Value Measurements

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

At September 30, 2021, assets held in the Trust Account were comprised of $115,040,353 in money market funds which are invested primarily in U.S. Treasury securities. During the nine months ended September 30, 2021, the Company withdrew $14,917 of interest income from the Trust Account to pay for taxes.

At December 31, 2020, assets held in the Trust Account were comprised of $457 in cash and $115,014,460 in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 1/21/21)	$115,014,460	$1,417	$115,015,877

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Fair Value
Assets:
Investments held in Trust Account	$115,040,353

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the financial statements were issued.

On October 4, 2021, the Company announced that it entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Helix, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake”), the existing equityholders of MoonLake (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix (the “Sponsor”), and the representative of the ML Parties.

Following completion (the “Closing” and the date of Closing, the “Closing Date”) of the Business Combination contemplated by the Business Combination, (i) the existing equityholders of MoonLake will retain their equity interests in MoonLake (except as noted in the Company’s Form 8-K filed on October 4, 2021) and will receive a number of non-economic voting shares in Helix determined by multiplying the number of MoonLake Ordinary Shares held by them immediately prior to the Closing by the Exchange Ratio; (ii) ) certain equityholders of MoonLake (the “BVF Shareholders”) will assign all of their MoonLake common shares to Helix and Helix will issue to the BVF Shareholders an aggregate number of Helix class A ordinary shares equal to the product of such number of assigned MoonLake common shares and the Exchange Ratio; and (iii) Helix will receive a controlling equity interest in MoonLake in exchange for making the Cash Contribution. The Exchange Ratio is the quotient obtained by dividing (a) 360,000,000 by (b) the fully diluted shares of Moonlake prior to the Closing by (c) 10. Substantially all of the assets and business of MoonLake and Helix will be held by MoonLake as the operating company following the Closing. At the Closing, Helix will change its name to “MoonLake Immunotherapeutics.”

The Business Combination has been approved by the boards of directors of each of Helix and MoonLake. The Closing is expected to occur late in the fourth quarter of 2021 or early in the first quarter of 2022, following the receipt of the required approval by MoonLake’s and Helix’s shareholders and the satisfaction of certain other customary closing conditions.

On October 4, 2021, concurrently with the execution of the Business Combination Agreement, Helix entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors” which include an affiliate of the Sponsor and the BVF Shareholders and their affiliates) pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 11,500,000 Helix Class A Ordinary Shares at a price of $10.00 per share, for an aggregate purchase price of $115,000,000 (the “PIPE”).

The PIPE is expected to be consummated immediately prior to or substantially concurrently with the Closing of the Business Combination. The closing of the PIPE is conditioned upon, among other things, (i) the satisfaction or waiver of all conditions precedent to the Business Combination and the substantially concurrent consummation of the Business Combination, (ii) the accuracy of all representations and warranties of Helix and the PIPE Investors in the Subscription Agreements, subject to certain bring-down standards, and (iii) the satisfaction of all covenants, agreements, and conditions required to be performed by Helix and the PIPE Investors pursuant to the Subscription Agreements. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors.

The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Business Combination Agreement or Investment Agreement is terminated in accordance with its terms; (b) the mutual written agreement of Helix and the PIPE Investor to terminate its Subscription Agreement; (c) if on the Closing Date, any of the conditions to closing set forth in the Subscription Agreement are not satisfied or waived, and, as a result thereof, the transactions contemplated in the Subscription Agreement are not consummated at the Closing; or (d) May 30, 2022.

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

Overview

We are a blank check company incorporated in the Cayman Islands on August 13, 2020, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination (a “Business Combination”) with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Our sponsor is an affiliate of Cormorant Asset Management, LP (“Cormorant”), a leading life sciences focused investment firm with over $2 billion in assets under management as of September 30, 2021. Our registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on October 19, 2020.

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

Proposed Business Combination

On October 4, 2021, the Company announced that it entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Helix, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake”), the existing equityholders of MoonLake (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix (the “Sponsor”), and the representative of the ML Parties. Following completion (the “Closing” and the date of Closing, the “Closing Date”) of the business combination contemplated by the Business Combination, (i) the existing equityholders of MoonLake will retain their equity interests in MoonLake (except as noted in the Company’s Form 8-K filed on October 4, 2021) and will receive a number of non-economic voting shares in Helix determined by multiplying the number of MoonLake Common Shares held by them immediately prior to the Closing by the Exchange Ratio; (ii) ) certain equityholders of MoonLake (the “BVF Shareholders”) will assign all of their MoonLake common shares to Helix and Helix will issue to the BVF Shareholders an aggregate number of Helix class A ordinary shares equal to the product of such number of assigned MoonLake common shares and the Exchange Ratio; and (iii) Helix will receive a controlling equity interest in MoonLake in exchange for making the Cash Contribution. The Exchange Ratio is the quotient obtained by dividing (a) 360,000,000 by (b) the fully diluted shares of Moonlake prior to the Closing by (c) 10. Substantially all of the assets and business of MoonLake and Helix will be held by MoonLake as the operating company following the Closing. At the Closing,

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net loss of $2,092,025, which consisted of general and administrative expenses of $2,093,506 offset by interest earned on marketable securities held in Trust Account of $1,481.

For the nine months ended September 30, 2021, we had a net loss of $2,320,649, which consisted of general and administrative expenses of $2,346,085 offset by interest earned on marketable securities held in Trust Account of $25,436.

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

For the nine months ending September 30, 2021, cash used in operating activities was $249,109. Net loss of $2,320,649 was affected by interest earned on marketable securities held in the Trust Account of $25,436 and changes in operating assets and liabilities, which used $2,096,976 of cash for general and administrative expenses.

For the period from August 13, 2020 (inception) through September 30, 2020, cash used in operating activities was $0. Net loss of $5,000 was affected by the payment of formation costs through issuance of Class B ordinary shares.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $115,040,353. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. Through September 30, 2021, we withdrew $14,917 of interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we held $1,028,752 of cash outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into shares, at a price of $10.00 per share, at the option of the lender. The shares would be identical to the Private Placement Shares. As of September 30, 2021 there were no amounts outstanding under any working capital loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) per Ordinary Share

We calculate earnings per share to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2021 our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HELIX ACQUISITION CORP.

Date: November 12, 2021		/s/ Bihua Chen
	Name:	Bihua Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021		/s/ Andrew Phillips
	Name:	Andrew Phillips
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)