Form 10-K/A
period 2020-12-31
Helix Acquisition Corp
filed 2021-12-14
CIK 1821586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of December 14, 2021, the Registrant had 11,930,000 of its Class A ordinary shares, $0.0001 par value per share, and 2,875,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Helix Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Helix Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “2020 Form 10-K”).

The Company has re-evaluated its application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on October 22, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the amended and restated memorandum and articles of association. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on November 30, 2021, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued (i) audited balance sheet as of October 22, 2020 (the “Post IPO Balance Sheet”), (ii) audited financial statements included in the 2020 Form 10-K, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 21, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company restates its financial statements for the Affected Periods in this Amendment No. 1 for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K, and in an amendment to Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 for the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (the “Q3 Form 10-Q/A”). These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

The Company’s management has concluded this restatement resulted in a material weakness in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our complex financial instruments but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements

We are filing this Amendment No. 1 to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

Part IV, Item 15 Exhibits, Financial Statement Schedules

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward- looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward- looking statements in this Annual Report on Form 10-K may include, for example, statements about:

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

●

Helix has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete an initial business combination by October 22, 2022. As such, there is a risk that Helix will be unable to continue as a going concern if it does not consummate an initial business combination by the applicable deadline. If Helix is unable to effect an initial business combination by the deadline, it will be forced to liquidate.

PART I

References in this Annual Report on Form 10-K to “we,” “us” or the “Company” refer to Helix Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Helix Holdings LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to the holders of founder shares.

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

Employees

We currently have two officers: Bihua Chen, our Chief Executive Officer, and Andrew J. Phillips, our Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

RISKS RELATING TO RESTATEMENT OF OUR PREVIOUSLY ISSUED FINANCIAL STATEMENTS

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting classification of the Public Shares issued as part of the units sold in our Initial Public Offering on October 22, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in our amended and restated memorandum and articles of association. Pursuant to such re-evaluation, management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in our amended and restated memorandum and articles of association. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Management concluded that the control deficiency that resulted in the incorrect classification of temporary and permanent equity constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our temporary and permanent equity, additional paid-in capital, accumulated deficit, and earnings (loss) per share and related financial disclosures for the Affected Periods. See Note 2 to the notes to the financial statements included herein.

We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our complex financial instruments but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the re-evaluation of accounting guidance, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement related to the accounting for complex financial instruments, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weakness in our internal control over financial reporting. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending such provisions of our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination within 24 months of the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Helix has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete an initial business combination by October 22, 2022. As such, there is a risk that Helix will be unable to continue as a going concern if it does not consummate an initial business combination by the applicable deadline. If Helix is unable to effect an initial business combination by the deadline, it will be forced to liquidate.

Helix is a blank check company, and as Helix has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that Helix will be unable to continue as a going concern if it does not consummate an initial business combination by October 22, 2022. There can be no assurance that Helix will complete a business combination by this time. If Helix does not complete its initial business combination by October 22, 2022, Helix will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Helix Board, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share. Helix expects to consummate the proposed business combination with MoonLake prior to October 22, 2022 and does not currently intend to take any action to extend its life beyond the October 22, 2022 business combination deadline.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “Helix Acquisition Corp.,” “our,” “us” or “we” refer to Helix Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment No. 1. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report on Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Restatement and Revision of Previously Issued Financial Statements

In this Amendment No. 1, we are restating (i) our audited balance sheet as of October 22, 2020, (ii) our audited financial statements in the 2020 Form 10-K, (iii) and the period from August 13, 2020 (inception) through December 31, 2020 in the 2020 Form 10-K.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the Initial Public Offering on October 22, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in our amended and restated memorandum and articles of association. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore, on November 30, 2021, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued (i) audited balance sheet as of October 22, 2020 (the “Post IPO Balance Sheet”), (ii) audited financial statements included in the 2020 Form 10-K, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 21, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company restates its financial statements for the Affected Periods in this Amendment No. 1 for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K, and in an amendment to Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 for the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (the “Q3 Form 10-Q/A”). These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 1.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated October 22, 2020, on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 to the notes to the financial statements included herein.

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

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

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

HELIX ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Helix Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Helix Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from August 13, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 13, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable complete a business combination by October 22, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 30, 2021, except for the effects of the restatement disclosed in Note 2 as to which the date is December 13, 2021

HELIX ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(RESTATED)

ASSETS
Current assets
Cash	$1,335,924
Prepaid expenses	283,057
Total Current Assets	1,618,981

Cash and investments held in Trust Account	115,014,917
TOTAL ASSETS	$116,633,898

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$67,120
Promissory note- related party	58,063
Total Current Liabilities	125,183

Deferred underwriting fee payable	4,025,000
Total Liabilities	4,150,183

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 11,500,000 shares at $10.00 per share issued and outstanding	115,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 430,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption)	43
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding	288
Accumulated deficit	(2,516,616)
Total Shareholders’ Deficit	(2,516,285)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$116,633,898

The accompanying notes are an integral part of these financial statements.

HELIX ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

Formation and operating costs	$105,755
Loss from operations	(105,755)

Other income:
Interest earned on investments held in Trust Account	14,917

Net Loss	$(90,838)

Weighted average shares outstanding of Class A redeemable ordinary shares	6,232,090
Basic and diluted net income per share, Class A	$(0.01)

Weighted average shares outstanding of Class B non-redeemable ordinary shares	2,695,896
Basic and diluted net loss per share, Class B	$(0.01)

The accompanying notes are an integral part of these financial statements.

HELIX ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM AUGUST 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — August 13, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	2,875,000	288	24,712	—	25,000

Sale of 430,000 Private Placement Shares	430,000	43	—	—	4,299,957	—	4,300,000

Accretion of Class A ordinary shares to redemption amount			—	—	(4,324,669)	(2,425,776)	(6,750,445)

Net loss	—	—	—	—	—	(90,838)	(90,838)
Balance — December 31, 2020	430,000	$43	2,875,000	$288	$—	$(2,516,614)	$(2,516,283)

The accompanying notes are an integral part of these financial statements.

HELIX ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

Cash Flows from Operating Activities:
Net loss	$(90,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on investments held in Trust Account	(14,917)
Changes in operating assets and liabilities:
Prepaid expenses	(283,057)
Accounts payable and accrued expenses	67,120
Net cash used in operating activities	(316,692)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Shares	4,300,000
Payments of offering costs	(347,384)
Net cash provided by financing activities	116,652,616

Net Change in Cash	1,335,924
Cash – Beginning	—
Cash – Ending	$1,335,924

Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	$4,025,000
Accretion of Class A ordinary shares to redemption amount	$(6,750,445)
Offering costs paid through promissory note -related party	$58,063
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$20,000

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

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

HELIX ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending its Annual Report on Form 10-K, filed with the SEC on March 31, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on October 28, 2020 (the “Post-IPO Balance Sheet”) and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021 to be filed with the SEC. See Note 3 and 8, which have been updated to reflect the restatement contained in this Annual Report.

Impact of the Restatement

The change in the carrying value of the redeemable shares of Class A ordinary shares in the IPO Balance Sheet resulted in a decrease of approximately $5.1 million in additional paid-in capital and an increase of approximately $2.4 million to accumulated deficit, as well as a reclassification of 751,629 shares of Class A ordinary shares from permanent equity to temporary equity as presented below.

	As Previously Reported	Adjustments	As Restated

Balance sheet as of October 22, 2020
Class A Ordinary Shares Subject to Possible Redemption	$107,569,550	$7,430,450	$115,000,000
Class A Ordinary Shares	$117	$(74)	$43
Additional Paid-in Capital	5,004,598	(5,004,598)	—
Accumulated Deficit	(5,000)	(2,425,778)	(2,430,778)
Total Shareholders’ Equity (Deficit)	5,000,003	(7,430,450)	(2,430,447)

Number of Class A ordinary shares subject to redemption	10,756,955	743,045	11,500,000

Balance sheet as of December 31, 2020
Class A Ordinary Shares Subject to Possible Redemption	107,483,710	7,516,290	115,000,000
Class A Ordinary Shares	118	(75)	43
Additional Paid-in Capital	5,090,437	(5,090,437)	—
Accumulated Deficit	(90,838)	(2,425,778)	(2,516,616)
Total Shareholders’ Equity (Deficit)	5,000,005	(7,516,290)	(2,516,285)

Number of Class A ordinary shares subject to redemption	10,748,371	751,629	11,500,000

Statement of Operations for the period from August 13, 2020 (inception) to December 31, 2020
Net loss	$(90,838)	$—	$(90,838)
Weighted average shares outstanding of Class A ordinary shares	11,500,000	(5,267,910)	6,232,090
Basic and diluted income per share, Class A ordinary shares	0.00	(0.01)	(0.01)
Weighted average shares outstanding of Class B ordinary shares	2,920,522	(224,626)	2,695,896
Basic and diluted net loss per share, Class B ordinary shares	(0.04)	0.03	(0.01)

Statement of Cash Flows for the period from August 13, 2020 (inception) to December 31, 2020
Initial classification of Class A ordinary shares subject to redemption	107,569,550	(107,569,550)	—
Change in value of Class A ordinary shares subject to possible redemption	(85,840)	85,840	—

HELIX ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 22, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 22, 2022.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For The Period From August 13, 2020 (inception) through December 31, 2020
	Class A	Class B

Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(63,409)	$(27,429)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,232,090	2,695,896

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

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

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 11,930,000 Class A ordinary shares issued or outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Based on its initial evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were not effective. Subsequently, on November 30, 2021, our management concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A ordinary shares as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Amendment No. 1. Accordingly, management concluded that the control deficiency that resulted in the remeasurement of complex financial instruments constituted a material weakness as of December 31, 2020. As a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Remediation Plan

Management has identified a material weakness in internal controls related to the accounting for complex equity instruments. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Bihua Chen	53	Chief Executive Officer and Chairman
Dr. Andrew J. Phillips	51	Chief Financial Officer
Nancy Chang	71	Director
Will Lewis	53	Director
John Schmid	58	Director

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

Dr. Andrew J. Phillips serves as our Chief Financial Officer. Dr. Phillips is a Managing Director at Cormorant. He also serves as Chief Executive Officer of Blossom Bioscience Ltd. Dr. Phillips is a member of the board of directors of OnKure, Inc., Expansion Therapeutics, Inc., BiVACOR, Inc., Blossom Bioscience, Ltd, Blossom Biomedicines USA, Inc. and Enliven Therapeutics, Inc. From 2016 to 2020, Dr. Phillips was with C4 Therapeutics, Inc., a clinical-stage biopharmaceutical company focused on therapeutics for the treatment of cancer and other diseases, most recently as Chief Executive Officer from 2018 to 2020. From 2014 to 2016, he served as Senior Director, Center for Development of Therapeutics at the Broad Institute, a biomedical and genomic research organization. From 2010 to 2015, Dr. Phillips was a Professor of Chemistry at Yale University, and from 2001 to 2010 he was Assistant Professor, Associate Professor, and Professor of Chemistry and Biochemistry at the University of Colorado. He holds a Bachelor of Science degree in Biochemistry and a Ph.D. in Chemistry from the University of Canterbury in New Zealand.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Bihua Chen	Cormorant Global Healthcare Master Fund, LP	Financial	Managing member of the general partner
	Cormorant Private Healthcare Fund I, LP	Financial	Managing member of the general partner
	Cormorant Private Healthcare Fund II, LP	Financial	Managing member of the general partner
	Atia Vision, Inc.	Biotechnology	Director
	Supira Medical	Biotechnology	Director
	Adona Medical, Inc.	Biotechnology	Director
	Biomea Fusion, Inc.	Biotechnology	Director
	Erasca, Inc.	Biotechnology	Director
	Helix Acquisition Corp.	Biotechnology	Director
	Umoja Biopharma, Inc.	Biotechnology	Director
	Chroma Medicine, Inc.	Biotechnology	Director
	Blossom Bioscience Ltd	Biotechnology	Director
Dr. Andrew J. Phillips	Elevation Oncology, Inc.	Biotechnology	Director
	Enliven Therapeutics, Inc.	Biotechnology	Director
	OnKure, Inc.	Biotechnology	Director
	Immuneering Corp.	Biotechnology	Director
	BiVacor, Inc.	Biotechnology	Director
	Blossom Bioscience Ltd	Biotechnology	Director
	Expansion Therapeutics, Inc.	Biotechnology	Director
Nancy Chang	Ansun Biopharma, Inc.	Pharmaceutical	Chief Executive Officer and Director
	Apex Enterprises, Inc.	Biotechnology	President
Will Lewis	Insmed, Inc.	Pharmaceutical	Officer
	BioNJ	Life Sciences Association	Director
John Schmid	Speak, Inc.	Advisory	Director
	AnaptysBio, Inc.	Biotechnology	Director
	Neos Therapeutics, Inc.	Pharmaceutical	Director
	Xeris Pharmaceuticals, Inc.	Pharmaceutical	Director
	Poseida Therapeutics, Inc.	Pharmaceutical	Director
	Forge Therapeutics, Inc.	Pharmaceutical	Director

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

December 14, 2021

HELIX ACQUISITION CORP.

By:	/s/ Bihua Chen
	Name:	Bihua Chen
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bihua Chen and Andrew J. Phillips, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Bihua Chen	Chief Executive Officer and Chairman	December 14, 2021
Bihua Chen

/s/ Andrew J. Phillips	Chief Financial Officer	December 14, 2021
Andrew J. Phillips

/s/ Nancy Chang	Director	December 14, 2021
Nancy Chang

/s/ Will Lewis	Director	December 14, 2021
Will Lewis

/s/ John Schmid	Director	December 14, 2021
John Schmid