Form 10-Q/A
period 2021-09-30
Helix Acquisition Corp
filed 2021-12-14
CIK 1821586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 14, 2021, there were 11,930,000 Class A ordinary shares, $0.0001 par value and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HELIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months and Nine Months Ended September 30, 2021 and for the Period from August 13, 2020 (Inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three Months and Nine Months Ended September 30, 2021 and for the Period from August 13, 2020 (Inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from August 13, 2020 (Inception) through September 30, 2020	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

EXPLANATORY NOTE

Helix Acquisition Corp. (the “Company,” “Helix,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares of Class A ordinary shares, par value $0.0001 per share, held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering (defined below), the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

Therefore, on November 30, 2021, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued (i) audited balance sheet as of October 22, 2020 (the “Post IPO Balance Sheet”), (ii) audited financial statements included in the Annual Report on Form 10-K of Helix Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “2020 Form 10-K”), (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 21, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon, as stated in the Form 8-K filed with the SEC on December 3, 2021. As such, the Company restates its financial statements for the Affected Periods in an amendment to the 2020 Form 10-K (the “2020 Form 10-K/A No.1”) for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K, and in this Form 10-Q/A for the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021. These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of September 30, 2021. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ii

Item 1. Financial Statements.

HELIX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$1,028,752	$1,335,924
Prepaid expenses	178,041	283,057
Total Current Assets	1,206,793	1,618,981

Investments held in Trust Account	115,040,353	115,014,917
TOTAL ASSETS	$116,247,146	$116,633,898

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,059,078	67,120
Promissory note — related party	—	58,063
Total Current Liabilities	2,059,078	125,183

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	6,084,078	4,150,183

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 11,500,000 shares at $10.00 per share as of September 30, 2021 and December 30, 2020	115,000,000	115,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 430,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption) as of September 30, 2021 and December 31, 2020	43	43
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	288	288
Accumulated deficit	(4,837,263)	(2,516,616)
Total Shareholders’ Deficit	(4,836,932)	(2,516,285)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$116,247,146	116,633,898

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

HELIX ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021 (as restated – see Note 2)	430,000	$43	2,875,000	$288	$—	$(2,516,614)	$(2,516,283)

Net loss	—	—	—	—	—	(76,291)	(76,291)

Balance – March 31, 2021 (as restated – see Note 2)	430,000	$43	2,875,000	$288	$—	$(2,592,905)	$(2,592,574)

Net loss	—	—	—	—	—	(152,333)	(152,333)

Balance – June 30, 2021 (as restated – see Note 2)	430,000	$43	2,875,000	$288	$—	$(2,745,238)	$(2,744,907)

Net loss	—	—	—	—	—	(2,092,025)	(2,092,025)

Balance – September 30, 2021	430,000	$43	2,875,000	$288	$—	$(4,837,263)	$(4,836,932)

PERIOD FROM AUGUST 13, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — August 13, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor			2,875,000	288	24,712	—	25,000

Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020	—	$—	2,875,000	$288	$24,712	$(5,000)	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HELIX ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from August 13, 2020 (Inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(2,320,649)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(25,436)	—
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	105,016	—
Accrued expenses	1,991,960	—
Net cash used in operating activities	(249,109)	—

Cash Flows from Financing Activities:
Repayment of promissory note – related party	(58,063)	—
Net cash used in financing activities	(58,063)	—

Net Change in Cash	(307,172)	—
Cash – Beginning	1,335,924	—
Cash – Ending	$1,028,752	$—

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$4,025,000
Deferred offering costs paid through promissory note	$—	$58,063
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$20,000

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity, as stated in the Form 8-K filed with the SEC on December 3, 2021. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a restatement related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Condensed Balance Sheet as of March 31, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$107,407,420	$7,592,580	$115,000,000
Class A ordinary shares	$119	$(76)	$43
Additional paid-in capital	$5,166,726	$(5,166,726)	$—
Accumulated deficit	$(167,129)	$(2,425,778)	$(2,592,907)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(7,592,580)	$(2,592,576)
Number of Class A ordinary shares subject to possible redemption	10,740,742	759,258	11,500,000

Condensed Balance Sheet as of June 30, 2021 (Unaudited)
Class A ordinary shares subject to possible redemption	$107,255,090	$7,744,910	$115,000,000
Class A ordinary shares	$120	$(77)	$43
Additional paid-in capital	$5,319,055	$(5,319,055)	$—
Accumulated deficit	$(319,462)	$(2,425,778)	$(2,745,240)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(7,744,910)	$(2,744,909)
Number of Class A ordinary shares subject to possible redemption	10,725,509	774,491	11,500,000

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	11,500,000	430,000	11,930,000
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.01)	$(0.01)
Weighted average shares outstanding, Class B ordinary shares	3,305,000	(430,000)	2,875,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.03)	$0.02	$(0.01)

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	11,500,000	430,000	11,930,000
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.01)	$(0.01)
Weighted average shares outstanding, Class B ordinary shares	3,305,000	(430,000)	2,875,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.05)	$0.04	$(0.01)

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	11,500,000	430,000	11,930,000
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.02)	$(0.02)
Weighted average shares outstanding, Class B ordinary shares	3,305,000	(430,000)	2,875,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.08)	$0.06	$(0.02)

Condensed Statement of Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Change in value of Class A ordinary shares to redemption	$76,290	$(76,290)	$—
Total Shareholders’ Equity (Deficit)	$5,000,004	$(7,592,578)	$(2,592,574)

Condensed Statement of Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of Class A ordinary shares to redemption	$152,330	$(152,330)	$—
Total Shareholders’ Equity (Deficit)	$5,000,001	$(7,744,908)	$(2,744,907)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Non-Cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(76,290)	$76,290	$—

Condensed Statement of Cash Flows for Six Months Ended June 30, 2021 (Unaudited)
Non-Cash investing and financing activities:
Change in value of Class A ordinary shares to possible redemption	$(228,620)	$228,620	$—

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on December 14, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

Level	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
1	U.S. Treasury Securities (Matured on 1/21/21)	$115,014,460	$1,417	$115,015,877

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Fair Value
Level:	Assets:
1	Investments held in Trust Account	$115,040,353

HELIX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the financial statements were issued.

On October 4, 2021, the Company announced that it entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake”), the existing equity holders of MoonLake (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of the Company (the “Sponsor”), and the representative of the ML Parties.

Following completion (the “Closing” and the date of Closing, the “Closing Date”) of the Business Combination contemplated by the Business Combination Agreement, (i) the existing equityholders of MoonLake will retain their equity interests in MoonLake (except as noted in the Company’s Form 8-K filed on October 4, 2021) and will receive a number of non-economic voting shares in the Company determined by multiplying the number of MoonLake common shares held by them immediately prior to the Closing by the Exchange Ratio; (ii) ) certain equity holders of MoonLake (the “BVF Shareholders”) will assign all of their MoonLake common shares to the Company and the Company will issue to the BVF Shareholders an aggregate number of the Company’s Class A ordinary shares equal to the product of such number of assigned MoonLake common shares and the Exchange Ratio; and (iii) Helix will receive a controlling equity interest in MoonLake in exchange for making the Cash Contribution (as defined in the Business Combination Agreement). The Exchange Ratio is the quotient obtained by dividing (a) 360,000,000 by (b) the fully diluted shares of MoonLake prior to the Closing by (c) 10. Substantially all of the assets and business of MoonLake and Helix will be held by MoonLake as the operating company following the Closing. At the Closing, the Company will change its name to “MoonLake Immunotherapeutics.”

The Business Combination has been approved by the boards of directors of each of the Company and MoonLake. The Closing is expected to occur late in the fourth quarter of 2021 or early in the first quarter of 2022, following the receipt of the required approval by MoonLake’s and the Company’s shareholders and the satisfaction of certain other customary closing conditions.

On October 4, 2021, concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors” which include an affiliate of the Sponsor and the BVF Shareholders and their affiliates) pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 11,500,000 the Company’s Class A ordinary shares at a price of $10.00 per share, for an aggregate purchase price of $115,000,000 (the “PIPE”).

The PIPE is expected to be consummated immediately prior to or substantially concurrently with the Closing of the Business Combination. The closing of the PIPE is conditioned upon, among other things, (i) the satisfaction or waiver of all conditions precedent to the Business Combination and the substantially concurrent consummation of the Business Combination, (ii) the accuracy of all representations and warranties of the Company and the PIPE Investors in the Subscription Agreements, subject to certain bring-down standards, and (iii) the satisfaction of all covenants, agreements, and conditions required to be performed by the Company and the PIPE Investors pursuant to the Subscription Agreements. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors.

The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Business Combination Agreement or Investment Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the Company and the PIPE Investor to terminate its Subscription Agreement; (c) if on the Closing Date, any of the conditions to closing set forth in the Subscription Agreement are not satisfied or waived, and, as a result thereof, the transactions contemplated in the Subscription Agreement are not consummated at the Closing; or (d) May 30, 2022.

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

This Management’s Discussion and Analysis of Financial Condition has been restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified a portion of its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption regardless if the result is less than $5,000,001 in net tangible assets. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, management has concluded the classification error related to temporary equity and permanent equity was material to the historical financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated. This resulted in a restatement to temporary equity with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Proposed Business Combination

On October 4, 2021, the Company announced that it entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Helix, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake”), the existing equity holders of MoonLake (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix (the “Sponsor”), and the representative of the ML Parties. Following completion (the “Closing” and the date of Closing, the “Closing Date”) of the business combination contemplated by the Business Combination, (i) the existing equity holders of MoonLake will retain their equity interests in MoonLake (except as noted in the Company’s Form 8-K filed on October 4, 2021) and will receive a number of non-economic voting shares in Helix determined by multiplying the number of MoonLake Common Shares held by them immediately prior to the Closing by the Exchange Ratio; (ii) ) certain equity holders of MoonLake (the “BVF Shareholders”) will assign all of their MoonLake common shares to Helix and Helix will issue to the BVF Shareholders an aggregate number of Helix class A ordinary shares equal to the product of such number of assigned MoonLake common shares and the Exchange Ratio; and (iii) Helix will receive a controlling equity interest in MoonLake in exchange for making the Cash Contribution. The Exchange Ratio is the quotient obtained by dividing (a) 360,000,000 by (b) the fully diluted shares of Moonlake prior to the Closing by (c) 10. Substantially all of the assets and business of MoonLake and Helix will be held by MoonLake as the operating company following the Closing.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2021 our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, did not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex equity instruments. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the 2020 Form 10-K/A No.1. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2020 Form 10-K/A No.1other than the following. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting classification of the Public Shares issued as part of the units sold in our Initial Public Offering on October 22, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in our amended and restated memorandum and articles of association. Pursuant to such re-evaluation, management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in our amended and restated memorandum and articles of association. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Management concluded that the control deficiency that resulted in the incorrect classification of temporary and permanent equity constituted a material weakness as of September 30, 2021. This material weakness resulted in a material misstatement of our temporary and permanent equity, additional paid-in capital, accumulated deficit, and earnings (loss) per share and related financial disclosures for the Affected Periods. See Note 2 to the notes to the financial statements included herein.

We have implemented a remediation plan, described under Item 4, Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our complex financial instruments but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

HELIX ACQUISITION CORP.

Date: December 14, 2021		/s/ Bihua Chen
	Name:	Bihua Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2021		/s/ Andrew Phillips
	Name:	Andrew Phillips
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

