Form 10-K
period 2021-12-31
Helix Acquisition Corp
filed 2022-02-17
CIK 1821586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2021 the last business day of the Company’s most recently completed second fiscal quarter was $119,025,000 based on the last time common stock was sold.

As of February 17, 2022, the Registrant had 11,930,000 of its Class A ordinary shares, $0.0001 par value per share, and 2,875,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section of this Annual Report titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	While we intend to submit the proposed Business Combination with MoonLake to a vote of our shareholders, if we are not able to complete the proposed Business Combination or seek an alternate initial business combination, cur public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination, including the proposed Business Combination with MoonLake, may be limited to the exercise of your right to redeem your Public Shares from us for cash.

●	If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination with MoonLake, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, including MoonLake, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination with MoonLake, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If the net proceeds of the Initial Public Offering (as defined below) and the sale of the Private Placement Shares (as defined below) not being held in the Trust Account are insufficient to allow us to operate until at least 24 months after the completion of our Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●	Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares (as defined below), potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

●	Helix has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete an initial business combination by October 22, 2022. As such, there is a risk that Helix will be unable to continue as a going concern if it does not consummate an initial business combination by the applicable deadline. If Helix is unable to effect an initial business combination by the deadline, it will be forced to liquidate.

●

Helix identified a material weakness in its internal control over financial reporting. This material weakness could continue to adversely affect Helix’s ability to report its results of operations and financial condition accurately and in a timely manner.

PART I

References in this Annual Report on Form 10-K to “we,” “us” or the “Company” refer to Helix Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Helix Holdings LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to the holders of founder shares.

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated on August 13, 2020 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On October 4, 2021, Helix entered into a Business Combination Agreement (as may be amended and restated from time to time, the “Business Combination Agreement”) with MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake”), the existing securityholders of MoonLake set forth on the signature pages thereto (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix (the “Sponsor”), and the representative of the ML Parties (in such capacity, the “ML Parties’ Representative”).  The terms of the Business Combination Agreement and the business combination contemplated thereby (the “Business Combination”) are discussed in more detail below. Prior to executing the Business Combination Agreement, our activities were limited to organization activities, the completion of our initial public offering, and the evaluation of possible business combination candidates. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

Formation and Initial Public Offering

On October 22, 2020, we consummated our initial public offering (the “Initial Public Offering”) of 11,500,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares” and with respect to the shares sold in the Initial Public Offering, the “Public Shares”) at $10.00 per Public Share, which included the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $115,000,000. Prior to the consummation of the Initial Public Offering, on August 19, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 3,593,750 Class B ordinary shares. On September 30, 2020, the Sponsor surrendered, for no consideration, 718,750 Class B ordinary shares, resulting in the Sponsor holding 2,875,000 Class B ordinary shares (the “founder shares”). In September 2020, the Sponsor transferred 30,000 founder shares to each of its independent directors. The founder shares included an aggregate of up to 375,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of founder shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, 375,000 founder shares were no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private placement (“Private Placement”) of 430,000 Class A Ordinary Shares (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share, to the Sponsor, generating gross proceeds to the Company of $4,300,000. The Private Placement Shares are identical to the shares of Class A Ordinary Shares sold in the Initial Public Offering, except that, so long as they are held by the Sponsor and its permitted transferees: (i) they may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of a business combination and (ii) they are entitled to registration rights.

A total of $115,000,000 comprised of the proceeds from the Initial Public Offering and the sale of the Private Placement Shares, were placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its taxes, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s Public Shares if it does not complete its initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s Public Shares if it is unable to complete its initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. As of December 31, 2021 there was $115,042,608 in investments and cash held in the Trust Account and $666,790 of cash held outside the Trust Account available for working capital purposes.

Proposed Business Combination

On October 4, 2021, Helix entered into the Business Combination Agreement with MoonLake, the ML Parties, the Sponsor, and the ML Parties’ Representative.

Following completion (the “Closing” and the date of Closing, the “Closing Date”) of the Business Combination, (i) the existing securityholders of MoonLake (except as noted below with respect to the BVF Shareholders (as defined below)) will retain their equity interests in MoonLake and will receive a number of non-economic voting shares in Helix determined by multiplying the number of common shares of MoonLake with a par value of CFH 0.10 per share (“MoonLake Common Shares”) held by them immediately prior to the Closing by the Exchange Ratio (as defined below); (ii) the BVF Shareholders will assign all of their MoonLake Common Shares to Helix and Helix will issue to the BVF Shareholders an aggregate number of Class A Ordinary Shares (as defined below) equal to the product of such number of assigned MoonLake Common Shares and the Exchange Ratio; and (iii) Helix will receive a controlling equity interest in MoonLake in exchange for making a cash contribution in the amount of the aggregate cash available to Helix at Closing, based on the amount of cash in the Trust Account, less amounts required to satisfy redemptions and expenses, plus the aggregate proceeds of the PIPE. The “Exchange Ratio” is the quotient obtained by dividing (a) 360,000,000 by (b) the fully diluted shares of MoonLake prior to the Closing by (c) 10. Substantially all of the assets and business of MoonLake and Helix will be held by MoonLake as the operating company following the Closing.

The ML Parties (other than the BVF Shareholders) will be issued, for nominal consideration, Class C ordinary shares of Helix, par value $0.0001 per share (“Class C Ordinary Shares”), with each ML Party (other than the BVF Shareholders) receiving a number of Class C Ordinary Shares equal to the number of MoonLake Common Shares it owns following a pre-Closing restructuring of MoonLake’s share capital multiplied by the Exchange Ratio. Beginning six months after the Closing Date, each ML Party (other than the BVF Shareholders) will have the option to exchange its MoonLake Common Shares for a number of Class A Ordinary Shares equal to the product of (i) the number of MoonLake Common Shares then held by (ii) the Exchange Ratio, and, upon such exchange, will surrender for no consideration a number of Class C Ordinary Shares equal to the number of Class A Ordinary Shares issued to the ML Party pursuant to the exchange.

On October 4, 2021, concurrently with the execution of the Business Combination Agreement, Helix entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors” which include an affiliate of the Sponsor and the BVF Shareholders and their affiliates) pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 11,500,000 Class A Ordinary Shares at a price of $10.00 per share, for an aggregate purchase price of $115,000,000 (the “PIPE”).

At the Closing, Helix will change its name to “MoonLake Immunotherapeutics.” We anticipate the post-Business Combination equity ownership of Helix, on a fully diluted share basis, will be as follows: Helix’s public shareholders will hold approximately 18.5%, the Sponsor and initial shareholders will hold approximately 5.3%, the PIPE Investors (including an affiliate of the Sponsor and certain existing securityholders of MoonLake) will hold approximately 18.5%, and the ML Parties will hold approximately 57.8%, which pro forma ownership: assumes: (i) no holders of Helix’s Public Shares exercise their redemption rights, (ii) the exchange of MoonLake Common Shares and simultaneous surrender of Class C Ordinary Shares for Class A Ordinary Shares by the ML Parties (other than the BVF Shareholders) and calculating the Exchange Ratio based on MoonLake’s Fully Diluted Shares as of September 30, 2021, (iii) none of the parties purchase Class A Ordinary Shares in the open market, and (iv) there are no other issuances of equity securities of Helix prior to or in connection with the Closing. If the maximum number of Public Shares are redeemed which would still allow Helix to satisfy the requirement that Helix have at least $5,000,001 of net tangible assets immediately prior to or upon the Closing, such percentages will be approximately 0%, 6.5%, 22.6%, and 70.9%, respectively.

Consummation of the proposed business combination is subject to customary closing conditions and covenants of the respective parties, including approval of the Company’s shareholders. Further information regarding the proposed business combination, the proposed business of the combined company following the consummation of the Business Combination, and the risks relating to the proposed business of the combined company can be found in the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2021 and the definitive proxy statement filed by the Company with the SEC on February 14, 2022 (the “Definitive Proxy”).

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate the proposed Business Combination with MoonLake, or an alternate initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Shares, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity, as we plan to do in connection with the proposed Business Combination with MoonLake, or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, or for working capital.

We entered into Subscription Agreements with certain institutional investors to raise additional funds through the PIPE in connection with the proposed Business Combination with MoonLake. We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of any other initial business combination, and we may effectuate such initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we have targeted, and may in the future target, businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing. Subject to compliance with applicable securities laws, we expect to complete the PIPE simultaneously with the completion of the Business Combination with MoonLake, and we would expect to complete any other financing simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, such as the Business Combination with MoonLake, our proxy materials or tender offer documents would disclose the terms of the financing and, only if required by law, as in the case of the Business Combination with MoonLake, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with any other initial business combination, including pursuant to forward purchase agreements or backstop agreements. At this time, except for the Subscription Agreements we entered into in connection with the PIPE, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of Target Businesses

We have evaluated a number of target businesses, including MoonLake. When evaluating each prospective target business, we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews, and a review of financial and other information that made available to us.

The rules of Nasdaq require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors determined that the proposed Business Combination with MoonLake satisfied this requirement and, in connection with such determination, relied on the opinion of an independent financial advisory firm. A copy of such opinion is included as an annex to the Definitive Proxy Statement. If we do not complete the Business Combination with MoonLake and we seek an alternate business combination, our board of directors will make the determination as to the fair market value of an alternate initial business combination. If our board of directors is not able to independently determine the fair market value of such other initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of such other initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. If required by Schedule 14A of the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the Securities and Exchange Commission (the “SEC”) in connection with our initial business combination will include such opinion. Unless our board of directors is unable to independently determine the fair market value of our initial business combination or we complete our initial business combination with an affiliated entity as described below, we are not required to obtain an opinion from an independent investment banking firm or from an independent valuation or appraisal firm that regularly prepares fairness opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation materials or tender offer documents, as applicable, related to our initial business combination. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We have structured the proposed Business Combination with MoonLake so that we will obtain a controlling equity interest in MoonLake. If we do not complete the proposed Business Combination and search for an alternate initial business combination, we anticipate structuring such alternate initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. Alternately, we may structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, as we did with the proposed Business Combination with MoonLake, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a controlling interest in MoonLake. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the proposed Business Combination will own less than a majority of our issued and outstanding shares subsequent to the closing of the Business Combination. If we instead complete an alternate initial business combination in which less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. MoonLake is not affiliated with our sponsor, officers, or directors. In the event we do not complete the proposed Business Combination, and instead seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or Private Placement Shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. See the Definitive Proxy Statement for a discussion of potential conflicts of interest in connection with the proposed Business Combination with MoonLake.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination with MoonLake or any other potential target business.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination with MoonLake or any other potential target business.

In evaluating MoonLake, we conducted a due diligence review of MoonLake, which included: (i) research on the industry in which MoonLake operates; (ii) meetings with MoonLake’s management team and representatives regarding MoonLake’s operations, major customers, financial prospects and other customary due diligence matters; (iii) legal and commercial review of MoonLake’s material business contracts, books and records, government regulations and filings, intellectual property and information technology; and (iv) financial due diligence and analysis of MoonLake with the assistance of our financial advisors. In evaluating any other prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. We may also retain consultants with expertise relating to a prospective target business.

We have expended considerable time, and incurred considerable costs, to select and evaluate MoonLake and to structure and pursue completion of the proposed Business Combination. The time required to select and evaluate any other target business and to structure and complete any other initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. For illustrative purposes, the amount in the Trust Account as of December 31, 2021, was approximately $10.00 per Public Share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, Private Placement Shares and any Public Shares they may hold in connection with the completion of our initial business combination. Such persons did not receive separate consideration for their waiver of redemption rights.

Conduct of Redemptions Pursuant to Tender Offer Rules

In the event we do not complete the proposed Business Combination with MoonLake, and instead pursue an alternate business combination and conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Upon the public announcement of such alternate initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

Submission of Our Initial Business Combination to a Shareholder Vote

We will seek shareholder approval of the MoonLake business combination as discussed in more detail in the Definitive Proxy Statement filed with the SEC on February 14, 2022. If we do not complete the business combination with MoonLake and seek an alternate business combination, and we seek shareholder approval of such alternate business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, as we will in connection with the proposed Business Combination with MoonLake, we will complete our initial business combination only if it is approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of the holders of the shares present in person or by proxy at a general meeting of the Company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 4,312,501, or 37.5%, of the 11,500,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If we seek shareholder approval of our initial business combination, as we will in connection with the proposed Business Combination with MoonLake, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the Trust Account will be used to purchase shares in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Our sponsor, directors, officers, advisors or any of their affiliates will not make any purchases if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

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

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

We will seek shareholder approval of the MoonLake business combination as discussed in more detail in the Definitive Proxy Statement. If we do not complete the business combination with MoonLake and seek an alternate business combination and if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares (as defined below) without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

Competition

If we are unable to complete our business combination with MoonLake, we expect to encounter competition in identifying, evaluating and selecting a target business for an alternate business combination, from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may have placed us at a competitive disadvantage in negotiating the proposed Business Combination with MoonLake, or may place us at a competitive disadvantage in successfully negotiating an alternate initial business combination.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks set forth below do not include specific risks relating to our proposed business combination with MoonLake, or the risks inherent in MoonLake’s business, which are included in the Definitive Proxy Statement which we filed with the SEC on January 20, 2022. The risks presented below assumes that we will not consummate the proposed business combination with MoonLake, and that we will seek to find an alternative target with which to consummate an initial business combination.

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

As described elsewhere in this Form 10-K, we have identified a material weakness in our internal control over financial reporting related to the accounting classification of the Public Shares issued as part of the units sold in our Initial Public Offering on October 22, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in our amended and restated memorandum and articles of association. Pursuant to such re-evaluation, management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in our amended and restated memorandum and articles of association. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Management concluded that the control deficiency that resulted in the incorrect classification of temporary and permanent equity constituted a material weakness as of December 31, 2020 and September 30, 2021. This material weakness resulted in a material misstatement of our temporary and permanent equity, additional paid-in capital, accumulated deficit, and earnings (loss) per share and related financial disclosures in the (i) audited balance sheet as of October 22, 2020, (ii) audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, (iii) unaudited interim financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021; (iv) unaudited interim financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021; and (v) unaudited interim financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021. See Note 2 to the notes to the financial statements included herein.

We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our complex financial instruments but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. In addition, any such failures could result in litigation or regulatory action by the SEC or other regulatory authorities, loss of investor confidence, delisting of Helix’s securities, and harm to Helix’s reputation and financial condition, or diversion of financial and management resources from the operation of Helix’s business.

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

While we intend to seek shareholder approval of the proposed Business Combination with MoonLake, we may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or Nasdaq requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, as we intend to do in connection with the proposed Business Combination with MoonLake, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares. Pursuant to letter agreements with us, our sponsor, officers and directors have agreed to vote their founder shares, Private Placement Shares, as well as any Public Shares purchased (including in open market and privately negotiated transactions), in favor of our initial business combination.

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

If we do not complete the proposed Business Combination with MoonLake and instead pursue an alternate initial business combination, your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. For instance, the Business Combination Agreement with MoonLake includes a closing condition that we have at least $150 million of cash available at the closing after giving effect to redemptions, payment of transaction expenses, and the cash raised in the PIPE. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination unless the condition is waived by MoonLake. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not, and at the time we entered into the Business Combination Agreement, we did not, know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, like the Business Combination Agreement does, or requires us to have a minimum amount of cash at closing, like the Business Combination Agreement, we may need to arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances, such as the PIPE, or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination, including the proposed Business Combination with MoonLake, would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, like the Business Combination Agreement does, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

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

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination with MoonLake, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination with MoonLake, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or equity-linked securities in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or equity-linked securities in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases could be to vote such shares in favor of the Business Combination with MoonLake, or an alternate business combination if we do not complete the Business Combination with MoonLake, and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination (as the Business Combination Agreement does), where it appears that such requirement would otherwise not be met. Any such purchases may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of the Initial Public Offering and the sale of the Private Placement Shares and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our shares will be immediately tradable and we will have a longer period of time to complete the proposed Business Combination with MoonLake or another initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination with MoonLake, and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination with MoonLake, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

If we are unable to complete our business combination with MoonLake, we expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, including MoonLake, that we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

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

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least October 22, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so and we have not done so in connection with the proposed Business Combination with MoonLake. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the Initial Public Offering did not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement entered into in connection with the Initial Public Offering, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. MoonLake has executed a waiver of any and all rights to the monies in the Trust Account. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of the Initial Public Offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our proposed Business Combination with MoonLake or another initial business combination, and results of operations.

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

If we do not complete the proposed Business Combination with MoonLake, when we look for an alternate business combination target, we will not be limited to evaluating a target business in a particular industry sector, and you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue an initial business combination opportunity in any industry or sector, except that our amended and restated memorandum and articles of association prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. We intend to complete the proposed Business Combination with MoonLake, and accordingly we may be affected by numerous risks inherent in MoonLake’s business operations and industry, which are set forth in detail in the Definitive Proxy Statement. If we do not complete the proposed Business Combination with MoonLake, we may be affected by numerous risks relating to the target with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, and have done so in connection with the proposed Business Combination with MoonLake, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Class A ordinary shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in MoonLake or another business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Class A ordinary shares will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the Initial Public Offering prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that MoonLake or another target business with which we enter into our initial business combination will not have some or all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

Although we obtained a fairness opinion in connection with the proposed Business Combination with MoonLake, we are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm in connection with an alternate transaction, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

We obtained a fairness opinion in connection with the proposed Business Combination with MoonLake, a copy of which is filed as an annex to the Definitive Proxy Statement. If we do not complete the Business Combination with MoonLake and instead pursue an alternate target, then, unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We will issue additional Class A ordinary shares to complete the proposed Business Combination with MoonLake, or if we complete an alternate initial business combination in lieu of the proposed Business Combination, we may issue additional Class A ordinary shares or preferred shares to complete such alternate initial business combination, and we may issue such shares under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of such alternate initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preferred shares, par value $0.0001 per share. As of the date of this Form 10-K, there are 488,070,000 and 47,125,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. Such anti-dilution adjustments were waived in connection with the proposed Business Combination. As of the date of this Form 10-K, there are no preferred shares issued and outstanding.

We will issue a substantial number of additional Class A ordinary shares and Class C ordinary shares to complete the proposed Business Combination with MoonLake, or if we complete an alternate initial business combination we may issue additional ordinary shares or preferred shares to complete such alternate initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein in connection with such alternate initial business combination. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

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

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment to prevent dilution (which anti-dilution adjustment provisions have been waived by the holders of founder shares in connection with the proposed Business Combination with MoonLake). In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Shares issued to our sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Following the Business Combination, for the taxable year that includes the Business Combination and subsequent taxable years, the asset and income tests will be applied based on the assets and activities of the combined business. We believe we were a PFIC for our taxable year ended December 31, 2021 (the “2021 Tax Year”). Based on the anticipated timing of the Business Combination and the income and assets of the Company following the Business Combination, it is possible we may be classified as a PFIC for the current taxable year. However, because the timing of the Business Combination and the PFIC characterization of the assets and revenue of the Company for these purposes is uncertain and because our PFIC status for each taxable year will depend on several factors, including the composition of our income and assets and the value of our assets (which may be determined in part by reference to the market value of our Class A ordinary shares), our PFIC status for the current taxable year or any other taxable year may not be determined until after the close of the taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information.

We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

If we do not complete the proposed business combination with MoonLake and search for an alternate target with which to pursue an initial business combination, we may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

If we do not complete the proposed business combination with MoonLake and search for an alternate target with which to pursue an initial business combination, in light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, and we do not intend to do so in connection with the proposed Business Combination with MoonLake, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Although the Business Combination Agreement contemplates an initial business combination with a single target business, MoonLake, if we do not complete the proposed Business Combination, we may effectuate an alternate initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only MoonLake or another single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

If we do not complete the proposed Business Combination with MoonLake, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our proposed Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We are attempting to complete our initial business combination with MoonLake, a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We are attempting to complete the proposed Business Combination with MoonLake, a private company. In pursuing our business combination strategy, if we do not complete the proposed business combination with MoonLake, we may seek to effectuate an alternate initial business combination with a different privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, the Business Combination Agreement imposes a minimum cash condition, and any proposed initial business combination with an alternate target may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. Nevertheless, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares. Similarly, if we seek shareholder approval of our initial business combination (as we expect to do in connection with the Business Combination with MoonLake) and do not conduct redemptions pursuant to the tender offer rules, we may enter into privately negotiated agreements with public shareholders to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Business Combination Agreement or such other proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending such provisions of our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination within 24 months of the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered in our Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

If redemptions of Public Shares exceed the minimum cash condition set forth in the Business Combination Agreement, we may be unable to complete the proposed Business Combination with MoonLake unless MoonLake waives such condition. If we seek an alternate initial business combination and if the cash portion of the purchase price of such alternate initial business combination exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own approximately 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, the founder shares, all of which are held by our initial shareholders, will, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), entitle the holders to ten votes for every founder share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two-thirds of our ordinary shares voting in a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on the proposed Business Combination with MoonLake or any other initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. In the case of MoonLake, these financial statements are, and in the case of any other target company, these financial statements may be, required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America or international financial reporting standards as issued by the International Accounting Standards Board depending on the circumstances. In the case of MoonLake, the historical financial statements are, and in the case of any other target business, the historical financial statements may be, required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

The grant of registration rights to our initial shareholders and holders of our Private Placement Shares may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, following our initial business combination, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our Private Placement Shares and their permitted transferees can demand that we register the Private Placement Shares and the Class A ordinary shares and holders of Private Placement Shares that may be issued upon conversion of working capital loans may demand that we register such shares or the Class A ordinary shares issuable upon exercise of such loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our Private Placement Shares or holders of our working capital loans or their respective permitted transferees are registered.

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

Even if we conduct due diligence on a target business with which we combine, as we have done on MoonLake in connection with the proposed Business Combination, we cannot assure you that this diligence will identify all material issues that may be present with MoonLake or another target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of MoonLake’s or such other target business’s control and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

We have structured the proposed Business Combination with MoonLake so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of MoonLake. If we do not complete the Business Combination with MoonLake, we may structure an alternate business combination similarly, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

RISKS RELATING TO ACQUIRING AND OPERATING A BUSINESS IN FOREIGN COUNTRIES

If we effect our initial business combination with a company located outside of the United States, such as MoonLake we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, such as MoonLake we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

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

If we do not complete the Business Combination with MoonLake, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction as part of an alternate business combination. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We may reincorporate in another jurisdiction which may result in taxes imposed on shareholders.

If we do not complete the Business Combination with MoonLake, we may, in connection with an alternate business combination or otherwise and subject to requisite shareholder approval by special resolution under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

In the event we acquire a non-U.S. target, such as MoonLake, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

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

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom are expected to join us following our proposed Business Combination with MoonLake or may join us in an alternate business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

Although we have identified a target in connection with the proposed Business Combination, our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, if we do not complete the Business Combination with MoonLake, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and Private Placement Shares, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval. As is the case in connection with the MoonLake Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not and have not required approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A ordinary shares are listed on Nasdaq under the symbol “HLXA.”

Holders

As of December 31, 2021, there were two holders of record of our Class A ordinary shares. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A ordinary shares are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the initial business combination. Further, if we incur any indebtedness in connection with the initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the founder shares and Private Placement Shares to our Sponsor and our initial shareholders as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

Net proceeds of $115,000,000 from the Initial Public Offering, the closing of the over-allotment and the sale of the Private Placement Shares, including deferred underwriting discounts of approximately $3,500,000, are held in the Trust Account. We paid $2,300,000 in underwriting discounts and incurred offering costs of $425,447 related to the Initial Public Offering. In addition, the Underwriters agreed to defer $4,025,000 in underwriting discounts, which amount will be payable when and if a business combination is consummated. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated October 19, 2020 which was filed with the SEC.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a blank check company incorporated in the Cayman Islands on August 13, 2020, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

Our sponsor is an affiliate of Cormorant Asset Management, LP (“Cormorant”), a leading life sciences focused investment firm with over $2 billion in assets under management as of December 31, 2021. Our registration statement for the Initial Public Offering was declared effective on October 19, 2020.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination.

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

Proposed Business Combination

On October 4, 2021, the Company announced that it entered into the Business Combination Agreement. Following the Closing of the Business Combination, (i) the existing equity holders of MoonLake will retain their equity interests in MoonLake (except as noted in the Company’s Form 8-K filed on October 4, 2021) and will receive a number of non-economic voting shares in Helix determined by multiplying the number of MoonLake Common Shares held by them immediately prior to the Closing by the Exchange Ratio; (ii) the BVF Shareholders will assign all of their MoonLake common shares to Helix and Helix will issue to the BVF Shareholders an aggregate number of Helix Class A ordinary shares equal to the product of such number of assigned MoonLake common shares and the Exchange Ratio; and (iii) Helix will receive a controlling equity interest in MoonLake in exchange for making the Cash Contribution (as defined in the Business Combination Agreement). The Exchange Ratio is the quotient obtained by dividing (a) 360,000,000 by (b) the fully diluted shares of MoonLake prior to the Closing by (c) 10. Substantially all of the assets and business of MoonLake and Helix will be held by MoonLake as the operating company following the Closing.

For more information about the Business Combination Agreement and the Business Combination, see our Definitive Proxy Statement. Unless specifically stated, this Annual Report does not give effect to the Business Combination and does not contain the risks associated with the Business Combination. Such risks and effects relating to the Business Combination are included in the Definitive Proxy Statement.

The Business Combination is expected to close occur in the first half of 2022, following the receipt of required approval by the stockholders of the Company, required regulatory approvals and the fulfilment or waiver of other conditions set forth in the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations (other than searching for an initial business combination after our Initial Public Offering) nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying MoonLake as the target company for the Business Combination. We do not expect to generate any operating revenues until after the completion of the Business Combination with MoonLake or an alternate initial business combination. We expect to generate non-operating income in the form of interest income on investments held in trust after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2021, we had a net loss of $4,542,654, which consisted of general and administrative expenses of $4,570,345 offset by interest earned on investments held in Trust Account of $27,691.

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

For the year ended December 31, 2021, cash used in operating activities was $611,071. Net loss of $4,542,654 was affected by interest earned on investments held in the Trust Account of $27,691 and changes in operating assets and liabilities, which used $3,959,274 of cash for general and administrative expenses.

For the period from August 13, 2020 (inception) through December 31, 2020, cash used in operating activities was $316,692. Net loss of $90,838 was affected by the formation cost paid by Sponsor in exchange for issuance of founder shares of $5,000, interest earned on investments held in the Trust Account of $14,917, and changes in operating assets and liabilities, which used $215,937 of cash for operating activities.

As of December 31, 2021, we had investments held in the Trust Account of $115,042,608. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. Through December 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we held $666,790 of cash outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete the Business Combination with MoonLake. If we do not complete the Business Combination with MoonLake and seek an alternate business combination target, we will use such funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete the Business Combination or an alternate initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the Business Combination or an alternate initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into shares, at a price of $10.00 per share, at the option of the lender. The shares would be identical to the Private Placement Shares. As of December 31, 2021, there were no amounts outstanding under any working capital loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of completing the Business Combination with MoonLake, or with identifying an alternate target business, undertaking in-depth due diligence and negotiating an alternate initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete the Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with the Business Combination.

Going Concern

We have until October 22, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 22, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On July 22, 2021, Helix retained SVB Leerink as its financial advisor in connection with the proposed Business Combination, and SVB Leerink commenced its review of MoonLake and the proposed transaction. On the same date, Helix also retained Jefferies as lead capital markets advisor and lead placement agent, Cowen and Company, LLC (“Cowen”) as co-lead placement agent, and SVB Leerink as financial advisor and co-lead placement agent for the PIPE financing. Under the placement agent engagement letters between Helix and each of Jefferies, Cowen, and SVB Leerink, each of Jefferies, Cowen, and SVB Leerink are entitled to a placement agent fee based on the amount of gross proceeds of the PIPE, payable upon the consummation of the PIPE.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 16 of this Form 10-K and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2021, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Bihua Chen	53	Chief Executive Officer and Chairwoman
Dr. Andrew J. Phillips	51	Chief Financial Officer
Nancy Chang	72	Director
Will Lewis	53	Director
John Schmid	59	Director

Bihua Chen serves as the Chief Executive Officer and Chairwoman of our board of directors. In addition, Ms. Chen has served as a director of Biomea Fusion, Inc. since April 2020, which completed its initial public offering in April 2021, and as a director of Erasca, Inc. since August 2020, which completed its initial public offering in July 2021. Ms. Chen also serves on the board of several privately held life science companies: Alta Vision, Inc., Supira Medical, Adona Medical, Inc., Umoja Biopharma, Inc., Chroma Medicine, Inc., Blossom Bioscience Ltd., Orionis Biosciences, Aleksia Therapeutics, Inc., and Akura Medical, Inc. Ms. Chen is the founder and managing member of Cormorant. Prior to founding Cormorant, Ms. Chen managed a separately managed account focused on the healthcare sector as a sub-adviser to a large, multi-strategy hedge fund based in New York. During Ms. Chen’s time managing the account from 2005 through 2010, the account grew from $75 million in assets to $800 million in assets. Prior to that, Ms. Chen was a healthcare analyst and sector portfolio manager for American Express Asset Management, Boston. Ms. Chen has also served as a portfolio manager for the Asterion Life Science Fund from 2001 through 2002, an equity analyst and portfolio manager for Bellevue Research from 2000 through 2001 and an equity analyst for Putnam Investments from 1998 through 2001. Ms. Chen obtained a Master of Business Administration degree from the Wharton School of Business in 1998 and graduated with a Master of Science degree in Molecular Biology from the Graduate School of Biomedical Science at Cornell Medical College in 1994. Ms. Chen also holds a Bachelor of Science degree in Genetics and Genetic Engineering from Fudan University, Shanghai, China, which she received in 1990.

Dr. Andrew J. Phillips has served as a Managing Director at Cormorant Asset Management, an investment manager, since August 2020. Since April 2021 he has also served as Chief Financial Officer of Helix and since June 2021 he has also served as Chief Executive Officer of Blossom Bioscience Ltd., and since December 2021 he has also served as interim Chief Executive Officer of Aleksia Therapeutics Inc. Dr. Phillips is a Director at the following private companies: OnKure, Inc., Expansion Therapeutics, Inc., BiVACOR, Inc., Blossom Bioscience, Ltd, Blossom Biomedicines USA, Inc., ONK Therapeutics, Ltd., Kestrel Therapeutics Inc., and Enliven Therapeutics, Inc. Dr. Phillips previously served as a Director at Elevation Oncology, Inc. from November 2020 through June 2021, and Immuneering Corp from December 2020 through July 2021. From January 2016 to March 2020, Dr. Phillips was with C4 Therapeutics, Inc., a clinical-stage biopharmaceutical company focused on therapeutics for the treatment of cancer and other diseases, where he served as Chief Executive Officer from May 2018 to March 2020, President from September 2016 to May 2018 and Chief Scientific Officer from January 2016 to May 2018. From July 2014 to January 2016, he served as Senior Director, Center for Development of Therapeutics at the Broad Institute, a biomedical and genomic research organization. From June 2010 to January 2015, Dr. Phillips was a Professor of Chemistry at Yale University, and from July 2001 to June 2010 he was Assistant Professor, Associate Professor, and Professor of Chemistry and Biochemistry at the University of Colorado. He holds a B.Sc. in Biochemistry and a Ph.D. in Chemistry from the University of Canterbury in New Zealand.

Dr. Nancy Chang has served on our board of directors since 2020. Dr. Chang is currently serving as the CEO of Ansun Biopharma, Inc., a clinical late stage biopharmaceutical company focused on the development of unique host-directed anti-viral therapies for respiratory viruses. In addition to her role with Ansun Biopharma, Inc., she also serves as the Chairman and Founder of Apex Capital, an investment management company focused on investments in healthcare, education and socially responsible ventures. From 2007 to 2012, Dr. Chang was the Founder, Chairperson and Senior Managing Director of Caduceus Asia Partners at OrbiMed Advisors L.L.C., one of the largest healthcare focused investment management firms in the world. Prior to that, Dr. Chang was the Co-Founder, President, Chief Executive Officer and Chairman of Tanox, Inc., a company focused on the development of therapeutics to address major unmet medical needs in the areas of asthma, allergy, inflammation, HIV infection and other diseases affecting the human immune system, from 1986 to 2006, and led the Company through an initial public offering in 2000 and growth to a $1 billion public valuation until its acquisition by Genentech Inc. in 2007. From 1980 to 1986, Dr. Chang held several leadership positions at Centocor Biotech Inc., now a division of Johnson & Johnson. In addition, Dr. Chang has served on the boards of a number of companies, including Charles River Laboratory International, Inc., Eddingpharm (Cayman) Inc., Crown Bioscience Inc., Applied Optoelectronics, Inc., SciClone Pharmaceuticals, Inc., and a number of other private companies. In addition, Dr. Chang was a member of the board of directors at BIO (the Biotech Industry Organization in the U.S.) and BioHouston (the biotech industry organization in Houston, Texas). She has published more than 35 papers on topics ranging from monoclonal antibodies to human immunodeficiency virus (HIV) and holds seven patents. Dr. Chang graduated from National Tsing Hua University in Taiwan and received her Ph. D. from the Division of Medical Sciences at Harvard Medical School in 1979.

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

John Schmid has served on our board of directors since 2020. Mr. Schmid currently serves as a member of the board of directors of AnaptysBio, Inc., Design Therapeutics, Inc., Poseida Therapeutics, Inc., Xeris Pharmaceuticals, Inc., and Forge Therapeutics, Inc., all pharmaceutical companies, and as the chairman of the board of directors of Speak, Inc., a speakers bureau, which he helped found in 1989. Mr. Schmid served as Chief Financial Officer of Auspex Pharmaceuticals, Inc. from 2013 until its sale to Teva Pharmaceuticals, Inc. in 2015. Prior to Auspex Pharmaceuticals, Inc., he co-founded Trius Therapeutics, Inc., where he served as Chief Financial Officer from 2004 until its merger with Cubist Pharmaceuticals, Inc. in 2013. Mr. Schmid also served as Chief Financial Officer at GeneFormatics, Inc. from 1998 to 2003 and as Chief Financial Officer at Endonetics, Inc. from 1995 to 1998. Mr. Schmid holds a Bachelor’s degree in Economics from Wesleyan University and a Master of Business Administration degree from the University of San Diego.

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

Notwithstanding the foregoing, as indicated above, other than the payment of customary fees we may elect to make to members of our board of directors for director service and payment to an affiliate of our sponsor of $10,000 per month, for up to 24 months, for office space, utilities, administrative services and remote support services and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The compensation committee charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

The nominating and corporate governance committee charter provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Bihua Chen	Cormorant Global Healthcare Master Fund, LP	Financial	Managing member of the general partner
	Cormorant Private Healthcare Fund I, LP	Financial	Managing member of the general partner
	Cormorant Private Healthcare Fund II, LP	Financial	Managing member of the general partner
	Atia Vision, Inc.	Biotechnology	Director
	Supira Medical	Biotechnology	Director
	Adona Medical, Inc.	Biotechnology	Director
	Biomea Fusion, Inc.	Biotechnology	Director
	Erasca, Inc.	Biotechnology	Director
	Helix Acquisition Corp.	Biotechnology	Director
	Umoja Biopharma, Inc.	Biotechnology	Director
	Chroma Medicine, Inc.	Biotechnology	Director
	Blossom Bioscience Ltd	Biotechnology	Director
	Aleksia Therapeutics, Inc.	Biotechnology	Director
	Orionis Biosciences	Biotechnology	Director

Dr. Andrew J. Phillips	Enliven Therapeutics, Inc.	Biotechnology	Director
	OnKure, Inc.	Biotechnology	Director

	BiVacor, Inc.	Biotechnology	Director
	Blossom Bioscience Ltd	Biotechnology	Chief Executive Officer and Director
	Expansion Therapeutics, Inc.	Biotechnology	Director
	Blossom Biomedicines USA	Biotechnology	Director
	Aleksia Therapeutics, Inc.	Biotechnology	Interim Chief Executive Officer and Director
	Kestrel Therapeutics, Inc.	Biotechnology	Director
	ONK Therapeutics, Ltd	Biotechnology	Director
Nancy Chang	Ansun Biopharma, Inc.	Pharmaceutical	Chief Executive Officer and Director
	Apex Enterprises, Inc.	Biotechnology	President
Will Lewis	Insmed, Inc.	Pharmaceutical	Officer
	BioNJ	Life Sciences Association	Director
John Schmid	Speak, Inc.	Advisory	Director
	AnaptysBio, Inc.	Biotechnology	Director
	Design Therapeutics, Inc.	Pharmaceutical	Director
	Xeris Pharmaceuticals, Inc.	Pharmaceutical	Director
	Poseida Therapeutics, Inc.	Pharmaceutical	Director
	Forge Therapeutics, Inc.	Pharmaceutical	Director

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, Private Placement Shares and Public Shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and Private Placement Shares if we fail to complete our initial business combination within the prescribed time frame. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property and our sponsor has agreed not to transfer, assign or sell any of its Private Placement Shares until 30 days after the completion of our initial business combination. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares and Private Placement Shares will be released from the lockup. Because each of our officers and directors will own ordinary shares directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the Company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we will also pay our sponsor $10,000 per month for office space, utilities, administrative services and remote support services provided to members of our management team.

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

On October 4, 2021, we, the Sponsor, and other Insiders agreed, at and conditioned upon the Closing of the Business Combination, to enter into the Amended Sponsor Letters. Pursuant to the Amended Sponsor Letters, the Sponsor and Insiders will (i) waive the anti-dilution and conversion price adjustments set forth in our Existing MAA with respect to the Class B ordinary shares held by the Sponsor and Insiders and (ii) vote in favor of approval of the adoption of the Business Combination Agreement, the Business Combination, and each other proposal presented by the Company for approval by our shareholders.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination, including the Definitive Proxy Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

The beneficial ownership of our ordinary shares is based on 14,805,000 ordinary shares issued and outstanding as of January 7, 2022, consisting of 11,930,000 Class A ordinary shares and 2,875,000 of Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
Directors, Executive Officers and Founders
Bihua Chen(3)	3,215,000	21.7%
Dr. Andrew Phillips	--	0.0%
Nancy Chang	30,000	*
Will Lewis	30,000	*
John Schmid	30,000	*
All officers, directors and director nominees as a group (five individuals)	3,305,000	23.3%
Five Percent Holders
Helix Holdings LLC(3)	3,215,000	21.7%
Certain funds managed by Adage Capital Partners, L.P.(4)	1,011,589	6.8%
T. Rowe Price Associates, Inc.(5)	746,862	6.2%
Certain funds managed by BlackRock, Inc.(6)	741,906	5.0%
Certain funds managed by RTW Investments, LP(7)	750,000	5.1%
FMR LLC (8)	1,193,000	8.1%
Citadel Advisors LLC(9)	685,937	5.7%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

(2)	Interests of Helix Holdings LLC, Nancy Chang, Will Lewis and John Schmid shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Helix Holdings LLC, our sponsor, is the record holder of such shares. Bihua Chen is the manager of Helix Holdings LLC and has voting and investment discretion with respect to the ordinary shares held of record by Helix Holdings LLC. Bihua Chen disclaims any beneficial ownership of the securities held by Helix Holdings LLC other than to the extent of any pecuniary interest she may have therein, directly or indirectly.

(4)	According to a Schedule 13G filed with the SEC on February 11, 2021 on behalf of Adage Capital Partners, L.P. and Phillip Gross, as managing member of Adage Capital Advisors, L.L.C., managing member of Adage Capital Partners GP, L.L.C., general partner of Adage Capital Partners, L.P., with respect to the Class A Ordinary Shares directly owned by Adage Capital Partners GP, L.L.C., each of which may be deemed the beneficial owner with respect to certain of the reported Class A Ordinary Shares shown above. The business address of each reporting person is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)	According to a Schedule 13G/A filed with the SEC on February 14, 2022 on behalf of by T. Rowe Price Associates, Inc. with respect to the Class A Ordinary Shares owned by it. The business address of this reporting person is 100 E. Pratt Street, Baltimore, MD 21202.

(6)	According to a Schedule 13G/A filed with the SEC on February 3, 2022 on behalf of by BlackRock, Inc. with respect to the Class A Ordinary Shares owned by it. The business address of this reporting person is 55 East 52nd Street, New York, NY 10055.

(7)	According to a Schedule 13G filed with the SEC on February 16, 2021, on behalf of RTW Investments, LP and Roderick Wong, as managing partner of RTW Investments, LP. The Class A Ordinary Shares are held by one or more private funds (together the “Funds”), which are managed by RTW Investments, LP (the “Adviser”). The Adviser, in its capacity as the investment manager of Funds, has the power to vote and the power to direct the disposition of all shares held by the Funds. Each of the Adviser and Mr. Wong disclaims beneficial ownership of the shares except to the extent of his or its pecuniary interest therein. The business address of each reporting person is 40 10th Avenue, Floor 7, New York, NY 10014.

(8)	Based on a Schedule 13G filed by FMR LLC and Abigail P. Johnson with the SEC on December 10, 2021. Represents shares held by various accounts managed by FMR LLC. Abigail P. Johnson is a Director, the Chairman, and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (the “Fidelity Funds”) advised by Fidelity Management & Research Company LLC (“FMR Co. LLC”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The business address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(9)	Based on a Schedule 13G filed by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin on February 14, 2022, with respect to the Class A ordinary shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Such owned Class A ordinary shares may include other instruments exercisable for or convertible into Class A ordinary shares. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. This disclosure shall not be construed as an admission that Mr. Griffin or any of the Citadel related entities listed above is the beneficial owner of any securities of the Company other than the securities actually owned by such person (if any). The business address of Citadel Advisors, CAH, CGP, Citadel Securities, CALC4, CSGP, and Mr. Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

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

The founder shares, Private Placement Shares and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our sponsor and management team. Those lock-up provisions provide that (i) the founder shares are not transferable or salable until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) the Private Placement Shares are not transferable or salable until 30 days after the completion of our initial business combination. Additionally, pursuant to the Sponsor Letter, our Sponsor has agreed not to transfer, assign or sell any of its Private Placement Shares until 30 days after the completion of our initial business combination.

Private Placement Shares

Our sponsor purchased an aggregate of 430,000 Private Placement Shares at a price of $10.00 per share, or $4,300,000 in the aggregate in a private placement that closed simultaneously with the closing of the Initial Public Offering.

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

PIPE

On October 4, 2021, concurrently with the execution of the Business Combination Agreement, Helix entered into Subscription Agreements with the PIPE Investors which include an affiliate of the Sponsor and the BVF Shareholders and their affiliates pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 11,500,000 Class A Ordinary Shares at a price of $10.00 per share, for an aggregate purchase price of $115,000,000. The funds from such private placement will be used as part of the consideration to the sellers in our initial business combination, and any excess funds from such private placement will be used for working capital in the post-transaction company.

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

Registration Rights

The holders of the (i) founder shares, (ii) Private Placement Shares and the Class A ordinary shares underlying such Private Placement Shares and (iii) Private Placement Shares that may be issued upon conversion of working capital loans have registration rights to require us to register following the completion of our initial business combination the resale of any of our securities held by them pursuant to a registration rights agreement. Pursuant to the registration rights agreement, we will be obligated to register up to 3,305,000 Class A ordinary shares and 4,300,000 Private Placement Shares. The number of Class A ordinary shares includes (i) 2,875,000 Class A ordinary shares to be issued upon conversion of the founder shares, (ii) 430,000 Private Placement Shares. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

At the Closing of the Business Combination, MoonLake, the Sponsor and certain ML Parties will enter into the Amended and Restated Registration Rights Agreement, pursuant to which, among other things, the parties thereto will be granted certain customary registration rights with respect to Class A Ordinary Shares beneficially held by them, directly or indirectly, and to transfer restrictions with respect to the Class A Ordinary Shares and Class C Ordinary Shares beneficially held by them, as applicable.

Amended Sponsor Letters

On October 4, 2021, the Company, the Sponsor, and other Insiders agreed, at and conditioned upon the Closing, to enter into the Amended Sponsor Letters. Pursuant to the Amended Sponsor Letters, the Sponsor and Insiders will (i) waive the anti-dilution and conversion price adjustments set forth in our Existing MAA with respect to the Class B ordinary shares held by the Sponsor and Insiders and (ii) vote in favor of approval of the adoption of the Business Combination Agreement, the Business Combination, and each other proposal presented by the Company for approval by our shareholders.

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

Audit Fees. During the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $105,318 and $43,775, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 and 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
1.1	Underwriting Agreement, dated October 19, 2020, between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-39630), filed with the Securities and Exchange Commission on October 22, 2020).
2.1	Business Combination Agreement, dated as of October 4, 2021, by and among Helix Acquisition Corp., MoonLake Immunotherapeutics AG, the existing shareholders and option rights holders of MoonLake Immunotherapeutics AG, Helix Holdings LLC, and Matthias Bodenstedt (incorporated by reference to Exhibit 2.1 of Helix’s Form 8-K, filed with the SEC on October 4, 2021).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39630), filed with the Securities and Exchange Commission on October 22, 2020).
3.2	Proposed Memorandum and Articles of Association of MoonLake Immunotherapeutics (incorporated by reference to Annex B of Helix’s Definitive Proxy Statement, filed with the SEC on February 14, 2022).
4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 of Helix’s Form S-1/A (File No. 333-249197), filed with the SEC on October 14, 2021).
4.5	Description of Securities.
10.1	Letter Agreement, dated October 19, 2020, among the Company, Helix Holdings LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39630), filed with the Securities and Exchange Commission on October 22, 2020).
10.2	Investment Management Trust Agreement, dated October 19, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39630), filed with the Securities and Exchange Commission on October 22, 2020).
10.3	Registration Rights Agreement, dated October 19, 2020, among the Company, Helix Holdings LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39630), filed with the Securities and Exchange Commission on October 22, 2020).
10.4	Private Placement Class A Ordinary Shares Purchase Agreement, dated October 19, 2020, between the Company and Helix Holdings LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39630), filed with the Securities and Exchange Commission on October 22, 2020).
10.8	Administrative Services Agreement, dated October 19, 2020, between the Company and Helix Holdings LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-39630), filed with the Securities and Exchange Commission on October 22, 2020).
10.9	Investment Agreement, dated as of October 4, 2021, by and among Helix Acquisition Corp., MoonLake Immunotherapeutics AG and the existing shareholders and option rights holders of MoonLake Immunotherapeutics AG (incorporated by reference to Exhibit 10.1 of Helix’s Form 8-K, filed with the SEC on October 4, 2021).
10.10	Form of Amended and Restated Shareholders’ Agreement (incorporated by reference to Exhibit 10.2 of Helix’s Form 8-K, filed with the SEC on October 4, 2021).
10.11	Amended Sponsor Agreement, dated as of October 4, 2021, by and among Helix Acquisition Corp., Helix Holdings LLC, and the officers and directors of Helix Acquisition Corp (incorporated by reference to Exhibit 10.4 of Helix’s Form 8-K, filed with the SEC on October 4, 2021).
10.12	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.5 of Helix’s Form 8-K, filed with the SEC on October 4, 2021).
10.13	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 of Helix’s Form 8-K, filed with the SEC on October 4, 2021).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

HELIX ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Helix Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Helix Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on October 22, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

February 16, 2022

PCAOB ID Number 100

HELIX ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$666,790	$1,335,924
Prepaid expenses	126,916	283,057
Total Current Assets	793,706	1,618,981

Investments held in Trust Account	115,042,608	115,014,917
TOTAL ASSETS	$115,836,314	$116,633,898

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,870,251	$67,120
Promissory note — related party	—	58,063
Total Current Liabilities	3,870,251	125,183

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	7,895,251	4,150,183

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 11,500,000 shares at $10.00 per share as of December 31, 2021 and 2020	115,000,000	115,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 430,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption) as of December 31, 2021 and 2020	43	43
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding as of December 31, 2021 and 2020	288	288
Accumulated deficit	(7,059,268)	(2,516,616)
Total Shareholders’ Deficit	(7,058,937)	(2,516,285)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$115,836,314	$116,633,898

The accompanying notes are an integral part of these financial statements.

HELIX ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from August 13, 2020 (Inception) through December 31,
	2021	2020
General and administrative expenses	$4,570,345	$105,755
Loss from operations	(4,570,345)	(105,755)

Other income:
Interest earned on investments held in Trust Account	27,691	14,917
Total other income, net	27,691	14,917

Net loss	$(4,542,654)	$(90,838)

Weighted average shares outstanding of Class A ordinary shares	11,930,000	6,232,090
Basic and diluted net loss per share, Class A	$(0.31)	$(0.01)

Weighted average shares outstanding of Class B ordinary shares	2,875,000	2,695,896
Basic and diluted net loss per share, Class B	$(0.31)	$(0.01)

The accompanying notes are an integral part of these financial statements.

HELIX ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — August 13, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	2,875,000	288	24,712	—	25,000

Sale of 11,500,000 Units, net of underwriting discounts and offering costs	—	—	—	—	(4,324,669)	(2,425,776)	(6,750,445)

Sale of 430,000 Private Placement Shares	430,000	43	—	—	4,299,957	—	4,300,000

Net loss	—	—	—	—	—	(90,838)	(90,838)
Balance — December 31, 2020	430,000	$43	2,875,000	$288	$—	$(2,516,614)	$(2,516,283)

Net loss	—	—	—	—	—	(4,542,654)	(4,542,654)
Balance — December 31, 2021	430,000	$43	2,875,000	$288	$—	$(7,059,268)	$(7,058,937)

The accompanying notes are an integral part of these financial statements.

HELIX ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 13, 2020 (Inception) through December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(4,542,654)	$(90,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(27,691)	(14,917)
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	156,141	(283,057)
Accrued expenses	3,803,133	67,120
Net cash used in operating activities	(611,071)	(316,692)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(115,000,000)
Net cash provided by investing activities	—	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Private Placement Shares	—	4,300,000
Repayment of promissory note – related party	(58,063)	—
Payment of offering costs	—	(347,384)
Net cash provided by (used in) financing activities	(58,063)	116,652,616

Net Change in Cash	(669,134)	1,335,924
Cash – Beginning	1,335,924	—
Cash – Ending	$666,790	$1,335,924

Non-cash investing and financing activities:
Offering costs paid by Sponsor included in accrued offering costs	$—	$20,000
Offering costs paid through promissory note	$—	$58,063
Deferred underwriting fee payable	$—	$4,025,000
Accretion of Class A ordinary shares to redemption amount	$—	$(6,750,445)

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the year ended December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company provided the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

The Company will proceed with a Business Combination by seeking shareholder approval and will proceed if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, the Company had approximately $0.7 million in its operating bank accounts and working capital deficit of approximately $3.1 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to a promissory note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, an aggregate of 11,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets at December 31, 2021 and 2020.

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

At December 31, 2021 and 2020, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from August 13, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(3,660,511)	$(882,143)	$(63,409)	$(27,429)
Denominator:
Basic and diluted weighted average shares outstanding	11,930,000	2,875,000	6,232,090	2,695,896

Basic and diluted net loss per ordinary share	$(0.31)	$(0.31)	$(0.01)	$(0.01)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Administrative Services Agreement

Commencing on October 22, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, administrative services and remote support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and 2020, the Company incurred and accrued $120,000 and $20,000 in fees for these services. A total of $140,000 and $20,000 are included in accrued expenses in the accompanying balance sheets as of December 31, 2021 and 2020, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

Business Combination Agreement

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

Following completion (the “Closing” and the date of Closing, the “Closing Date”) of the Business Combination contemplated by the Business Combination Agreement, (i) the existing equity holders of MoonLake will retain their equity interests in MoonLake (except as noted in the Company’s Form 8-K filed on October 4, 2021) and will receive a number of non-economic voting shares in the Company determined by multiplying the number of MoonLake common shares held by them immediately prior to the Closing by the Exchange Ratio; (ii) ) certain equity holders of MoonLake (the “BVF Shareholders”) will assign all of their MoonLake common shares to the Company and the Company will issue to the BVF Shareholders an aggregate number of the Company’s Class A ordinary shares equal to the product of such number of assigned MoonLake common shares and the Exchange Ratio; and (iii) Helix will receive a controlling equity interest in MoonLake in exchange for making the Cash Contribution (as defined in the Business Combination Agreement). The Exchange Ratio is the quotient obtained by dividing (a) 360,000,000 by (b) the fully diluted shares of MoonLake prior to the Closing by (c) 10. Substantially all of the assets and business of MoonLake and Helix will be held by MoonLake as the operating company following the Closing. At the Closing, the Company will change its name to “MoonLake Immunotherapeutics.”

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

Financial Advisor Fees

The underwriters of Helix’s initial public offering are entitled to a deferred fee of $0.35 per share sold in the IPO. The deferred fee will become payable to the underwriters in the event that Helix completes an initial business combination, subject to the terms of the underwriting agreement.

In connection with the proposed Business Combination with MoonLake, Helix retained SVB Leerink LLC as its financial advisor in connection with the Business Combination to provide an opinion on the fairness, from a financial point of view, to Helix of the consideration to be paid by Helix in the Business Combination. Helix also retained Jefferies, one of the underwriters of the Initial Public Offering, as lead capital markets advisor and lead placement agent, Cowen and Company, LLC as co-lead placement agent, and SVB Leerink as financial advisor and co-lead placement agent for the PIPE financing. Under the placement agent engagement letters between Helix and each of Jefferies, Cowen, and SVB Leerink, each of Jefferies, Cowen, and SVB Leerink are entitled to a placement agent fee based on the amount of gross proceeds of the PIPE, payable upon the consummation of the PIPE.

The aggregate amount of contingent and deferred fees payable by Helix upon the consummation of the proposed Business Combination with MoonLake will be approximately $9.1 million (including expense reimbursements).

Board Member Agreements

Helix has entered into board member agreements with the new directors that will serve as members of Helix’s Board of Directors following the proposed Business Combination with MoonLake. These board member agreements will take effect at the Closing of the proposed Business Combination. The annual compensation for each new Board Member will be $35,000 per calendar year, subject to the terms of the board member agreement.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 430,000 Class A ordinary shares issued or outstanding, excluding 11,500,000 Class A ordinary shares subject to possible redemption, which are included in temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

At December 31, 2021, assets held in the Trust Account were comprised of $115,042,608 in money market funds which are invested primarily in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay for taxes.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Level:	Assets:	Fair Value
1	Investments held in Trust Account	$115,042,608

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

February 17, 2022

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

Name	Title	Date

/s/ Bihua Chen	Chief Executive Officer and Chairwoman	February 17, 2022
Bihua Chen

/s/ Andrew J. Phillips	Chief Financial Officer	February 17, 2022
Andrew J. Phillips

/s/ Nancy Chang	Director	February 17, 2022
Nancy Chang

/s/ Will Lewis	Director	February 17, 2022
Will Lewis

/s/ John Schmid	Director	February 17, 2022
John Schmid