Form 10-Q
period 2022-03-31
MoonLake Immunotherapeutics
filed 2022-05-16
CIK 1821586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39630

MOONLAKE IMMUNOTHERAPEUTICS

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Dorfstrasse 29 6300 Zug Switzerland	N/A
(Address of principal executive offices)	(Zip Code)

41 415108022

(Registrant’s telephone number, including area code)

Helix Acquisition Corp.
Cormorant Asset Management, LP
200 Clarendon Street, 52nd Floor
Boston, MA
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary share, par value $0.0001 per share	MLTX	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 16, 2022, there were 36,925,639 Class A Ordinary Shares, $0.0001 par value, no Class B Ordinary Shares, $0.0001 par value, and 15,775,472 Class C Ordinary Shares, $0.0001 par value, issued and outstanding.

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

Item 1. Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$23,336	$666,790
Restricted Cash	101,000,000	—
Prepaid expenses	135,916	126,916
Short-term loan receivables	15,000,000	—
Total Current Assets	116,159,252	793,706

Proceeds held in Trust Account	115,051,039	115,042,608
TOTAL ASSETS	$231,210,291	$115,836,314

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$5,797,949	3,870,251
Capital Contributions — PIPE	116,000,000	—
Share redemption liability	80,842,313	—
Promissory note — related party	150,000	—
Total Current Liabilities	202,790,262	3,870,251

Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	206,815,262	7,895,251

Commitments and Contingencies

Class A Ordinary Shares subject to possible redemption, none and 11,500,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021, respectively	—	115,000,000

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 3,849,355 shares and 430,000 shares (excluding 11,500,000 shares subject to redemption) issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	385	43
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	288	288
Additional paid-in capital	34,157,345	—
Accumulated deficit	(9,762,989)	(7,059,268)
Total Shareholders’ Equity (Deficit)	24,395,029	(7,058,937)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$231,210,291	115,836,314

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
General and administrative expenses	$2,711,495	$94,106
Loss from Operations	(2,711,495)	(94,106)

Other income:
Interest expense	(657)	—
Interest earned on investments held in Trust Account	8,431	17,815
Total other income, net	7,774	17,815

Net loss	$(2,703,721)	$(76,291)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	11,878,208	11,930,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.18)	$(0.01)
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	2,875,000	2,875,000
Basic and diluted net loss per share, Class B Ordinary Shares	$(0.18)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	430,000	$43	2,875,000	$288	$—	$(7,059,268)	$(7,058,937)

Net loss	—	—	—	—	—	(2,703,721)	(2,703,721)

Shares no longer subject to redemption	3,419,355	342			34,157,345		34,157,687

Balance — March 31, 2022 (Unaudited)	3,849,355	$385	2,875,000	$288	$34,157,345	$(9,762,989)	$24,395,029

THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	430,000	$43	2,875,000	$288	$—	$(2,516,614)	$(2,516,283)

Net loss	—	—	—	—	—	(76,291)	(76,291)

Balance — March 31, 2021 (Unaudited)	430,000	$43	2,875,000	$288	$—	$(2,592,905)	$(2,592,574)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(2,703,721)	$(76,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(8,431)	(17,815)
Changes in operating assets and liabilities:
Prepaid expenses	(9,000)	(6,569)
Accrued expenses	1,927,698	(7,120)
Net Cash Used in Operating Activities	(793,454)	(107,795)

Cash Flows from Financing Activities:

Proceeds from promissory note — related party	150,000	—
Repayment of promissory note — related party	—	(58,063)
Net Cash Provided by (Used in) Financing Activities	150,000	(58,063)

Net Change in Unrestricted Cash	(643,454)	(165,858)
Unrestricted Cash – Beginning	666,790	1,335,924
Unrestricted Cash – Ending	$23,336	$1,170,066

Cash Flows from Financing Activities:
Capital Contributions — PIPE	101,000,000	—
Net Cash Provided by (Used in) Financing Activities	101,000,000	—

Net Change in Restricted Cash	101,000,000	—
Restricted Cash – Beginning	—	—
Restricted Cash – Ending	$101,000,000	$—

Non-cash investing and financing activities:
Share redemption liability	$80,842,313	$—
Short-term loan receivables	$15,000,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Note 1 — Description of Organization and Business Operations

MoonLake Immunotherapeutics (formerly known as Helix Acquisition Corp.) (the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on August 13, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Business Combination

On April 5, 2022 (the “Closing Date”), MoonLake Immunotherapeutics, a Cayman Islands exempted company (formerly known as Helix Acquisition Corp.) (prior to the Closing Date, “Helix” and after the Closing Date, “MoonLake”) consummated the previously announced business combination (the “Closing”) pursuant to that certain Business Combination Agreement dated October 4, 2021 (the “Business Combination Agreement”), by and among Helix, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”), the existing equity holders of MoonLake AG set forth on the signature pages to the Business Combination Agreement and the equityholders of MoonLake AG that executed joinders to the Business Combination Agreement (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix (the “Sponsor”), and the representative of the ML Parties (such transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”). In connection with the Closing, the registrant changed its name from Helix Acquisition Corp. to MoonLake Immunotherapeutics.

The Business Combination Agreement provided for, among other things, the following transactions:

(i)	Two business days prior to the Closing Date, the ML Parties and MoonLake AG effectuated a restructuring of MoonLake AG’s share capital to, among other things, (x) convert the existing Series A preferred shares of MoonLake AG, par value of CHF 0.10 per share, into an equal number of common shares of MoonLake AG with a par value CHF 0.10 per share (the “MoonLake AG Common Shares”), such that the ML Parties held a single class of capital stock of MoonLake AG immediately prior to the Closing and (y) approve a capital increase for the issuance of 4,006,736 Class V Voting Shares of MoonLake AG, par value CHF 0.01 per share (“MoonLake AG Class V Voting Shares”), to Helix, each Class V Voting Share due to its lower par value having ten times the voting power of a MoonLake AG Common Share (the “Restructuring”).

(ii)	At the Closing, 2,875,000 Class B Ordinary Shares of Helix, par value $0.0001 per share (the “Class B Ordinary Shares”), constituting all of the then-outstanding Class B Ordinary Shares, were automatically converted into Class A Ordinary Shares of Helix, par value $0.0001 per share (the “Class A Ordinary Shares”) on a one-for-one basis.

(iii)	At the Closing, Helix amended and restated its existing memorandum and articles of association to, among other things, establish a share structure consisting of the Class A Ordinary Shares, which carry economic and voting rights, and Class C Ordinary Shares of Helix, par value $0.0001 per share (the “Class C Ordinary Shares”), which carry voting rights but no economic rights.

(iv)

On the Closing Date, Helix paid all unpaid transaction expenses and contributed $134,646,009 to MoonLake AG, including a $15,000,000 loan repayment that was assigned from Cormorant Asset Management LP to Helix on March 31, 2022.

(v)	On the Closing Date, following the Restructuring, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P. (collectively, the “BVF Shareholders”) assigned all of their MoonLake AG Common Shares to Helix and Helix issued to the BVF Shareholders 18,501,284 Class A Ordinary Shares.

(vi)	On the Closing Date, following the Restructuring, Helix issued 15,775,472 Class C Ordinary Shares to the ML Parties (other than the BVF Shareholders).

Additionally, on the Closing Date, Helix issued to the PIPE Investors (as defined below) an aggregate of 11,700,000 Class A Ordinary Shares.

The transactions set forth in the Business Combination Agreement constituted a “Business Combination” as contemplated by Helix’s amended and restated memorandum and articles of association.

The material provisions of the Business Combination Agreement are described in Helix’s revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2022 (the “Proxy Statement”) in the section entitled “The Business Combination Proposal—The Business Combination Agreement” beginning on page 112.

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Investment Agreement

On October 4, 2021, concurrently with the execution of the Business Combination Agreement, Helix, MoonLake AG and each of the ML Parties entered into an Investment Agreement (as amended, the “Investment Agreement”). Pursuant to the terms of the Investment Agreement, two business days prior to the Closing Date, the existing shareholders of MoonLake AG held an extraordinary shareholders meeting to (i) approve the conversion of MoonLake AG Series A Preferred Shares into MoonLake AG Common Shares, (ii) approve the increase of the nominal statutory capital of MoonLake AG through the issuance of the MoonLake AG Class V Voting Shares to Helix, (iii) waive such existing MoonLake AG shareholders’ subscription rights with respect to the nominal capital increase and the issuance of the MoonLake AG Class V Voting Shares to Helix, (iv) approve the amendment of MoonLake AG’s articles of association to reflect such conversion and capital increase, and (v) elect one director nominated by Helix.

The foregoing description of the Investment Agreement is not complete and is qualified in its entirety by reference to the full text of the Investment Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Subscription Agreements and PIPE Investment (Private Placement)

On October 4, 2021, concurrently with the execution of the Business Combination Agreement, and subsequently on March 31, 2022 and April 4, 2022, Helix entered into subscription agreements (collectively, the “PIPE Subscription Agreements”) with certain investors (collectively, the “PIPE Investors,” which includes affiliates of the Sponsor and certain existing equityholders of MoonLake AG) pursuant to which, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 11,700,000 Class A Ordinary Shares (the “PIPE”), 11,600,000 shares of which were issued at a price of $10.00 per share for gross proceeds of $116,000,000, and 100,000 shares of which were issued to placement agents of the PIPE in satisfaction of an aggregate of $1,000,000 of fees owed by Helix to such placement agents.

The PIPE Subscription Agreements contain customary representations and warranties of Helix, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Business Combination Agreement. The PIPE was consummated substantially concurrent with the Closing of the Business Combination. The PIPE Subscription Agreements provide for certain customary registration rights for the PIPE Investors.

The foregoing description of the PIPE Subscription Agreements and the PIPE is not complete and is qualified in its entirety by reference to the full text of the forms of PIPE Subscription Agreements.

Amended Sponsor Agreement

On October 4, 2021, Helix, the Sponsor, and the officers and directors of Helix (the “Insiders”) entered into an amendment (the “Amended Sponsor Agreement”) to the letter agreement among the parties dated October 19, 2020. Pursuant to the Amended Sponsor Agreement, the Sponsor and Insiders (i) waived the anti-dilution and conversion price adjustments set forth in Helix’s existing amended and restated memorandum and articles of association with respect to the Helix Class B Ordinary Shares held by the Sponsor and Insiders and (ii) voted in favor of approval of the adoption of the Business Combination Agreement, the Business Combination, and each other proposal presented by Helix for approval by Helix’s stockholders.

Business Prior to the Business Combination

All activity for the three months ended March 31, 2022 and 2021, respectively, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and consummating the acquisition of MoonLake AG.

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

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had approximately $101 million in its operating bank accounts and working capital deficit of approximately $5.8 million.

The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management addressed this issue with the consummation of the Business Combination agreement on April 5, 2022 with MoonLake AG and has raised sufficient capital for its operations.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15. “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Business Combination agreement will enable it to sustain operations for at least the next two years from the issuance date of these condensed financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued condensed financial statements has been alleviated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on February 17, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. The Company had $101,000,000 and $0 restricted cash as of March 31, 2022 and December 31, 2021.

Proceeds Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. Upon the closing of the Initial Public Offering and the Private Placement, the proceeds were placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Share Redemption Liability

As of March 31, 2022, the share redemption liability consisted of 8,080,645 shares of Class A Ordinary Shares at $10.00 per share redemption value. On March 31, 2022, the Company’s shareholders redeemed 8,080,645 shares of Class A Ordinary Shares subject to possible redemption at $10.00 per share redemption value. Accordingly, 3,419,355 shares previously classified as Class A Ordinary Shares subject to possible redemption were transferred to shareholders’ equity from temporary equity.

Capital Contributions – PIPE

On October 4, 2021, concurrently with the execution of the Business Combination Agreement, and subsequently on March 31, 2022 and April 4, 2022, Helix entered into PIPE subscription agreements with the PIPE Investors pursuant to which, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 11,700,000 Class A Ordinary Shares (the “PIPE”), 11,600,000 shares of which were issued at a price of $10.00 per share for gross proceeds of $116,000,000. As of March 31, 2022 and December 31, 2021, the Company had $116,000,000 and $0 included in Capital Contributions – PIPE in the accompanying condensed balance sheets.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A Ordinary Shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering (see Note 1). The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, an aggregate of 11,500,000 Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet as of December 31, 2021.

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital and accumulated deficit. On March 31, 2022, the Company’s shareholders redeemed 8,080,645 shares of Class A ordinary shares subject to possible redemption. Accordingly, 3,419,355 of shares previously classified as Class A ordinary shares subject to possible redemption were transferred to shareholders’ equity.

At December 31, 2021, the Class A Ordinary Shares reflected in the condensed balance sheets are reconciled in the following table:

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(2,176,839)	$(526,882)	$(61,476)	$(14,815)
Denominator:
Basic and diluted weighted average shares outstanding	11,878,208	2,875,000	11,930,000	2,875,000

Basic and diluted net loss per ordinary share	$(0.18)	$(0.18)	$(0.01)	$(0.01)

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage amount of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

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

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Administrative Services Agreement

Commencing on October 22, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, administrative services and remote support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred and accrued $30,000 in fees for these services, of which are included in accrued expenses in the accompanying condensed balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, the Company had $150,000 and no outstanding borrowings under the Working Capital Loans.

Loan Assignment

On February 20, 2022, MoonLake AG as borrower and Cormorant as lender entered into a convertible loan agreement for $15,000,000 to provide bridge financing for MoonLake AG’s business operations until the closing of the Business Combination. The loan agreement provides for a roll-over option, pursuant to which Cormorant may elect to assign and transfer the loan to the Company in partial satisfaction of the Lender PIPE Commitment. The loan was assigned on March 31, 2022, and therefore, is included within short-term loan receivables and capital contributions – PIPE in the accompanying condensed balance sheet as of March 31, 2022.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Underwriting Agreement

The underwriters were entitled to a deferred fee of $0.35 per Share, or $4,025,000 in the aggregate. The deferred fee was paid to the underwriters from the amounts held in the Trust Account following the consummation of the Business Combination, subject to the terms of the underwriting agreement.

Financial Advisor Fees

The underwriters of Helix’s initial public offering were entitled to a deferred fee of $0.35 per share sold in the IPO. The deferred fee was paid to the underwriters following that consummation of the Business Combination, subject to the terms of the underwriting agreement.

In connection with the proposed Business Combination with MoonLake AG, Helix retained SVB Leerink LLC as its financial advisor in connection with the Business Combination to provide an opinion on the fairness, from a financial point of view, to Helix of the consideration to be paid by Helix in the Business Combination. Helix also retained Jefferies, one of the underwriters of the Initial Public Offering, as lead capital markets advisor and lead placement agent, Cowen and Company, LLC as co-lead placement agent, and SVB Leerink as financial advisor and co-lead placement agent for the PIPE financing. Under the placement agent engagement letters between Helix and each of Jefferies, Cowen, and SVB Leerink, each of Jefferies, Cowen, and SVB Leerink were entitled to a placement agent fee based on the amount of gross proceeds of the PIPE, payable upon the consummation of the PIPE.

The aggregate amount of contingent and deferred fees paid by Helix upon the consummation of the Business Combination with MoonLake AG was approximately $9.1 million (including expense reimbursements).

Board Member Agreements

Throughout 2021, Helix entered into board member agreements with the new directors that will serve as members of Helix’s Board of Directors following the proposed Business Combination with MoonLake AG. These board member agreements will take effect at the Closing of the proposed Business Combination. The annual base compensation for each new Board Member will be $35,000 per calendar year, with additional compensation for committee roles, subject to the terms of the board member agreement.

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 3,849,355 and 430,000 Class A Ordinary Shares issued or outstanding, respectively, excluding 11,500,000 Class A Ordinary Shares subject to possible redemption as of December 31, 2021.

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 2,875,000 Class B Ordinary Shares issued and outstanding.

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

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of a Business Combination on a one-for-one basis (the “Initial Conversion Ratio”), subject to adjustment. In the case that additional Class A Ordinary Shares or equity-linked securities, are issued or deemed issued in connection with a Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Class A Ordinary Shares by Public Shareholders), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in a Business Combination and any Private Placement Shares issued upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. Pursuant to the amended sponsor letter dated as of October 4, 2021 and entered into between Helix, the Sponsor and the officers and directors of Helix (the “Insiders”), the Sponsor and the Insiders agreed, conditioned upon the Closing of the Business Combination, to waive any and all rights the Sponsor and each Insider had to any Class A Ordinary Shares in excess of the number issuable pursuant to the Initial Conversion Ratio upon conversion of the existing Class B Ordinary Shares held by the Sponsor or each Insider, as applicable, and to refuse to be issued any such excess Class A Ordinary Shares.

MOONLAKE IMMUNOTHERAPEUTICS

(F/K/A HELIX ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2022, assets held in the Trust Account were comprised of $115,051,039 in money market funds which are invested primarily in U.S. Treasury securities. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account to pay for taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $115,042,608 in money market funds which are invested primarily in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay for taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Proceeds held in Trust Account	1	115,051,039	115,042,608

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were available to be issued. Based upon this review, other than as described in the condensed financial statements and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 5, 2022 the Company completed its Business Combination with MoonLake AG.

In connection with the Business Combination, holders of 8,080,845 shares of Class A Ordinary Shares exercised their rights to redeem those shares for cash at an approximate price of $10.00444 per share, for an aggregate of approximately $80.8 million, which was paid to such holders on the Closing Date.

As of the open of trading on April 6, 2022, the Class A Ordinary Shares, formerly those of Helix, began trading on The Nasdaq Capital Market as “MLTX.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to MoonLake Immunotherapeutics (formerly known as Helix Acquisition Corp.). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Helix Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were a blank check company incorporated in the Cayman Islands on August 13, 2020, and as of March 31, 2022, we were still operating with the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses.

On April 5, 2022 (the “Closing Date”), we completed the previously announced business combination (the “Closing”) pursuant to that certain Business Combination Agreement, dated October 4, 2021 (the “Business Combination Agreement”), by and among Helix, MoonLake Immunotherapeutics AG (“MoonLake AG”), the existing equityholders of MoonLake AG set forth on the signature pages to the Business Combination Agreement and equityholders of MoonLake AG that executed joinders to the Business Combination Agreement (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix (the “Sponsor”), and the representative of the ML Parties (such transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”). In connection with the Closing, the registrant changed its name from Helix Acquisition Corp. to MoonLake Immunotherapeutics.

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

On the Closing Date, we completed the previously announced business combination pursuant to the Business Combination Agreement. In connection with the Closing, the registrant changed its name from Helix Acquisition Corp. to MoonLake Immunotherapeutics.

The Business Combination Agreement provided for, among other things, the following transactions:

●	Two business days prior to the Closing Date, the ML Parties and MoonLake AG effectuated a restructuring of MoonLake AG’s share capital to, among other things, (x) convert the existing Series A preferred shares of MoonLake AG, par value of CHF 0.10 per share, into an equal number of MoonLake AG Common Shares such that the ML Parties held a single class of capital stock of MoonLake AG immediately prior to the Closing and (y) approve a capital increase for the issuance of 4,006,736 Class V Voting Shares of MoonLake AG, par value CHF 0.01 per share (“MoonLake AG Class V Voting Shares”), to Helix, each Class V Voting Share due to its lower par value having ten times the voting power of a MoonLake AG Common Share (the “Restructuring”).

●	At the Closing, 2,875,000 Class B ordinary shares of Helix, par value $0.0001 per share (the “Class B Ordinary Shares”), constituting all of the then-outstanding Class B Ordinary Shares, were automatically converted into Class A ordinary shares (the “Class A Ordinary Shares”) on a one-for-one basis.

●	At the Closing, Helix amended and restated its existing memorandum and articles of association (the “Prior MAA,” and, as amended, the “MAA”) to, among other things, establish a share structure consisting of the Class A Ordinary Shares, which carry economic and voting rights, and Class C Ordinary Shares, which carry voting rights but no economic rights.

●

On the Closing Date, Helix paid all unpaid transaction expenses and contributed $134,646,009 to MoonLake AG, including a $15,000,000 loan repayment that was assigned from Cormorant Asset Management LP to Helix on March 31, 2022.

●	On the Closing Date, following the Restructuring, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P. (collectively, the “BVF Shareholders”) assigned all of their MoonLake AG Common Shares to Helix and Helix issued to the BVF Shareholders 18,501,284 Class A Ordinary Shares.

●	On the Closing Date, following the Restructuring, Helix issued 15,775,472 Class C Ordinary Shares to the ML Parties (other than the BVF Shareholders).

Additionally, on the Closing Date, Helix issued to the PIPE Investors an aggregate of 11,700,000 Class A Ordinary Shares.

As of the open of trading on April 6, 2022, the Class A Ordinary Shares, formerly those of Helix, began trading on The Nasdaq Capital Market (“Nasdaq”) as “MLTX.”

Results of Operations

From our inception through March 31, 2022, we neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and consummating the acquisition of MoonLake. We did not generate any operating revenues prior to the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance).

For the three months ended March 31, 2022, we had a net loss of $2,703,721, which consisted of general and administrative expenses of $2,711,495 and interest expense of $657, offset by interest earned on marketable securities held in Trust Account of $8,431.

For the three months ended March 31, 2021, we had a net loss of $76,291, which consisted of general and administrative expenses of $94,106 offset by interest earned on marketable securities held in Trust Account of $17,815.

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

For the three months ending March 31, 2022, cash used in operating activities was $793,454. Net loss of $2,703,721 was affected by interest earned on marketable securities held in the Trust Account of $8,431 and changes in operating assets and liabilities, which provided $1,918,698 of cash for general and administrative expenses.

For the three months ending March 31, 2021, cash used in operating activities was $107,795. Net loss of $76,291 was affected by interest earned on marketable securities held in the Trust Account of $17,815 and changes in operating assets and liabilities, which used $13,689 of cash for general and administrative expenses.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $115,051,039. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. Through March 31, 2022, the Company did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we held $101,023,336 of cash outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate, satisfy PIPE payments and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into shares, at a price of $10.00 per share, at the option of the lender. The shares would be identical to the Private Placement Shares. As of March 31, 2022 and December 31, 2021, there were $150,000 and no amounts outstanding under any working capital loans.

MoonLake previously expected it would have sufficient capital to fund its operations through at least the next three and a half years. As a result of the level of redemptions at the time of consummation of the Business Combination, MoonLake expects it will have sufficient capital to fund its operations for at least the next two years.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities, administrative services and remote support services provided to the Company. We began incurring these fees on October 22, 2020 and continued to incur these fees monthly until the completion of our Business Combination with MoonLake.

The underwriters were entitled to a deferred fee of $0.35 per Share, or $4,025,000 in the aggregate. The deferred fee was paid to the underwriters from the amounts held in the Trust Account upon the completion of our Business Combination with MoonLake, subject to the terms of the underwriting agreement.

On July 22, 2021, Helix retained SVB Leerink as its financial advisor in connection with the Business Combination, and SVB Leerink commenced its review of MoonLake and the proposed transaction. On the same date, Helix also retained Jefferies as lead capital markets advisor and lead placement agent, Cowen and Company, LLC (“Cowen”) as co-lead placement agent, and SVB Leerink as financial advisor and co-lead placement agent for the PIPE financing. Under the placement agent engagement letters between Helix and each of Jefferies, Cowen, and SVB Leerink, each of Jefferies, Cowen, and SVB Leerink are entitled to a placement agent fee based on the amount of gross proceeds of the PIPE, payable upon the consummation of the PIPE, and contingent upon the consummation of our Business Combination.

Effective July 1, 2021, MoonLake AG entered into an agreement with Richter-Helm Biologics GmbH & Co. KG (“RHB”), based in Bovenau, Germany (the “RHB Agreement”), for the manufacture of sonelokimab. MoonLake AG may terminate the RHB Agreement for convenience in accordance with its terms. Either party may also terminate the RHB Agreement with respect to an uncured breach by the other party in accordance with its terms. The RHB Agreement includes confidentiality and intellectual property provisions to protect MoonLake AG’s proprietary rights related to its product candidates.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Loss per Ordinary Share

We calculate earnings per share to allocate net loss evenly to Class A and Class B Ordinary Shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the loss of the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2022, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our revised definitive proxy statement on Schedule 14A filed with the SEC on March 4, 2022 (the “Proxy Statement”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Proxy Statement. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Memorandum and Articles of Association of MoonLake Immunotherapeutics (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2022)
10.1	Contract Manufacturing Agreement, dated October 15, 2018, by and between MoonLake Immunotherapeutics AG, as assignee of MERCK Healthcare KGaA, and Richter-Helm Biologics GmbH & Co. (incorporated by reference to Exhibit 10.11 of the registrant’s Amendment No. 2 to Form S-1, filed with the SEC on March 14, 2022)
10.2	Amendment No. 2 to Contract Manufacturing Agreement, by and between MoonLake Immunotherapeutics AG, as assignee of MERCK Healthcare KGaA, and Richter-Helm Biologics GmbH & Co. (incorporated by reference to Exhibit 10.12 of the registrant’s Amendment No. 2 to Form S-1, filed with the SEC on March 14, 2022)
10.3	Assignment of Contract Manufacturing Agreement, dated July 1, 2021, by and among MoonLake Immunotherapeutics AG, MERCK Healthcare KGaA, and Richter-Helm Biologics GmbH & Co. (incorporated by reference to Exhibit 10.13 of the registrant’s Amendment No. 2 to Form S-1, filed with the SEC on March 14, 2022).
10.4	Clinical and Commercial Manufacturing Agreement, dated April 11, 2022, effective July 1, 2021, by and between MoonLake Immunotherapeutics AG and Richter-Helm Biologics GmbH & Co. KG (incorporated by reference to Exhibit 10.12 to the registrant’s Amendment No. 3 to Form S-1 filed with the SEC on May 2, 2022)
10.5	License Agreement, dated April 29, 2021, by and between MoonLake Immunotherapeutics AG and MERCK Healthcare KGaA (incorporated by reference to Exhibit 10.9 of the registrant’s Amendment No. 2 to Form S-1, filed with the SEC on March 14, 2022)
10.6	Side Letter to License Agreement, dated April 29, 2021, by and between MoonLake Immunotherapeutics AG and MERCK Healthcare KGaA. (incorporated by reference to Exhibit 10.10 of the registrant’s Amendment No. 2 to Form S-1, filed with the SEC on March 14, 2022)
10.7	Loan Agreement, dated October 15, 2021, by and among MoonLake Immunotherapeutics AG and the Lenders named therein (incorporated by reference to Exhibit 10.28 of the registrant’s Amendment No. 1 to Form S-1, filed with the SEC on March 8, 2022)
10.8	Amendment to the Loan Amendment, dated January 18, 2022, by and among MoonLake Immunotherapeutics AG and the Lenders named therein (incorporated by reference to Exhibit 10.29 of the registrant’s Amendment No. 1 to Form S-1, filed with the SEC on March 8, 2022)
10.9	Second Amendment to the Loan Agreement, dated February 15, 2022, by and among MoonLake Immunotherapeutics AG and the Lenders named therein (incorporated by reference to Exhibit 10.30 of the registrant’s Amendment No. 1 to Form S-1, filed with the SEC on March 8, 2022)
10.10	Convertible Loan Agreement, dated as of February 20, 2022, by and among Cormorant Private Healthcare Fund IV. L.P., MoonLake Immunotherapeutics AG, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P. and Helix Acquisition Corp. (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K, filed with the SEC on February 25, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOONLAKE IMMUNOTHERAPEUTICS

Date: May 16, 2022		/s/ Dr. Jorge Santos da Silva
	Name:	Dr. Jorge Santos da Silva
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022		/s/ Matthias Bodenstedt
	Name:	Matthias Bodenstedt
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)