Form 10-Q
period 2023-03-31
MoonLake Immunotherapeutics
filed 2023-05-11
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 43,654,455 Class A Ordinary Shares, $0.0001 par value (the "Class A Ordinary Shares"), and 9,046,656 Class C Ordinary Shares, $0.0001 par value (the "Class C Ordinary Shares"), issued and outstanding.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MOONLAKE IMMUNOTHERAPEUTICS
s
s

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in USD, except share data)

	March 31, 2023 (Unaudited)	December 31, 2022
Current assets
Cash and cash equivalents	$50,129,197	$39,505,627
Short-term marketable debt securities	12,920,960	32,609,108
Other receivables	378,445	217,129
Prepaid expenses	3,075,862	4,179,468
Total current assets	66,504,464	76,511,332

Non-current assets
Operating lease right-of-use assets	246,256	282,580
Property and equipment, net	46,099	49,389
Total non-current assets	292,355	331,969
Total assets	$66,796,819	$76,843,301

Current liabilities
Trade and other payables	$3,827,403	$254,972
Short-term portion of operating lease liabilities	155,173	153,629
Accrued expenses and other current liabilities	3,296,839	7,256,845
Total current liabilities	7,279,415	7,665,446

Non-current liabilities
Long-term portion of operating lease liabilities	91,081	128,951
Pension liability	314,174	282,206
Total non-current liabilities	405,255	411,157
Total liabilities	7,684,670	8,076,603
Commitments and contingencies (Note 15)

Equity (deficit)
Class A Ordinary Shares: $0.0001 par value; 500,000,000 shares authorized; 39,154,203 shares issued and outstanding as of March 31, 2023; 38,977,600 shares issued and outstanding as of December 31, 2022	3,916	3,898
Class C Ordinary Shares: $0.0001 par value; 100,000,000 shares authorized; 13,546,908 shares issued and outstanding as of March 31, 2023; 13,723,511 shares issued and outstanding as of December 31, 2022	1,355	1,373
Additional paid-in capital	131,308,849	129,192,291
Accumulated deficit	(89,655,068)	(80,650,212)
Accumulated other comprehensive income (loss)	340,108	350,946
Total shareholders’ equity (deficit)	41,999,160	48,898,296
Noncontrolling interests	17,112,989	19,868,402
Total equity (deficit)	59,112,149	68,766,698
Total liabilities and equity (deficit)	$66,796,819	$76,843,301

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in USD, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$(7,415,097)	$(10,454,948)
General and administrative	(5,516,469)	(5,487,368)
Total operating expenses	(12,931,566)	(15,942,316)
Operating loss	(12,931,566)	(15,942,316)

Other income (expense), net	723,589	69,506
Loss before income tax	(12,207,977)	(15,872,810)

Income tax expense	(11,010)	(7,332)
Net loss	$(12,218,987)	$(15,880,142)
Of which: net loss attributable to controlling interests shareholders	(9,004,856)	(15,880,142)
Of which: net loss attributable to noncontrolling interests shareholders	(3,214,131)	—

Net unrealized gain on marketable securities and short term investments	24,472	—
Actuarial gain (loss) on employee benefit plans	(42,144)	266,269
Other comprehensive income (loss)	(17,672)	266,269
Comprehensive loss	$(12,236,659)	$(15,613,873)
Comprehensive loss attributable to controlling interests shareholders	(9,017,481)	(15,613,873)
Comprehensive loss attributable to noncontrolling interests	(3,219,178)	—

Weighted-average number of Class A Ordinary Shares, basic and diluted	39,061,977	—
Basic and diluted net loss per share attributable to controlling interests shareholders	$(0.23)	$—

Weighted-average number of Common Shares, basic and diluted[1]	—	5,013,646
Basic and diluted net loss per Common Share	$—	$(3.17)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.
1 As a result of the Business Combination, the Company has retroactively restated the weighted average number of shares outstanding prior to April 5, 2022 to give effect to the Exchange Ratio.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in USD, except share data)
(Unaudited)

	MoonLake AG Series A Preferred Shares		MoonLake AG Common Shares		MoonLake AG Common Shares Held In Treasury		Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021 (As previously reported)	680,196	$72,466	361,528	$38,537	(57,756)	$(6,202)	—	$—	—	$—	$42,061,984	$(53,643,615)	$(168,177)	$(11,645,007)	$—	$(11,645,007)
Retroactive application of the recapitalization due to the Business Combination[2]	22,200,712	—	11,799,803	—	(1,885,081)	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2021, effect of Business Combination	22,880,908	72,466	12,161,331	38,537	(1,942,837)	(6,202)	—	—	—	—	42,061,984	(53,643,615)	(168,177)	(11,645,007)	—	(11,645,007)
Share-based compensation granted under the equity incentive plan ESPP, and reverse vesting of Restricted Founder Shares	—	—	—	—	1,177,354	3,791	—	—	—	—	1,988,871	—	—	1,992,662	—	1,992,662
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	(15,880,142)	—	(15,880,142)	—	(15,880,142)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	266,269	266,269	—	266,269
Balance at March 31, 2022, effect of Business Combination	22,880,908	$72,466	12,161,331	$38,537	(765,483)	$(2,411)	—	$—	—	$—	$44,050,855	$(69,523,757)	$98,092	$(25,266,218)	$—	$(25,266,218)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

2 As defined in Note 2 — Business Combination Agreement with Helix and Recapitalization included in MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in MoonLake’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 20, 2023

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in USD, except share data)
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	38,977,600	$3,898	13,723,511	$1,373	$129,192,291	$(80,650,212)	$350,946	$48,898,296	$19,868,402	$68,766,698
Share-based compensation under the equity incentive plan ESPP, ESOP, 2022 MoonLake Immunotherapeutics Equity Incentive Plan and reverse vesting of Restricted Founder Shares	—	—	—	—	1,875,992	—	—	1,875,992	701,195	2,577,187
Refund of stamp duty fees	—	—	—	—	3,517	—	—	3,517	1,406	4,923
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(9,004,856)	—	(9,004,856)	(3,214,131)	(12,218,987)
Other comprehensive income	—	—	—	—	—	—	(12,625)	(12,625)	(5,047)	(17,672)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	176,603	18	(176,603)	(18)	237,049	—	1,787	238,836	(238,836)	—
Balance at March 31, 2023	39,154,203	$3,916	13,546,908	$1,355	$131,308,849	$(89,655,068)	$340,108	$41,999,160	$17,112,989	$59,112,149

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in USD)

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flow from operating activities
Net loss	$(12,218,987)	$(15,880,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,290	2,488
Share-based payment	2,577,187	1,988,871
Net periodic pension benefit (gain) cost for the qualified pension plan	(13,271)	77,087
Other non-cash items	58,806	4,876
Changes in operating assets and liabilities:
Other receivables	(161,316)	(432,799)
Prepaid expenses	1,103,606	(847,950)
Trade and other payables	3,572,431	2,247,274
Accrued expenses and other current liabilities	(3,946,173)	(1,345,669)
Net cash flow used in operating activities	(9,024,427)	(14,185,964)

Cash flow from investing activities
Proceeds from maturities of short-term marketable debt securities	19,648,532	—
Purchase of property and equipment	—	(16,010)
Net cash flow provided by (used in) investing activities	19,648,532	(16,010)

Cash flow from financing activities
Proceeds from short-term loans	—	15,000,000
Grants of additional Shares under ESPP	—	3,791
Net cash flow provided by financing activities	—	15,003,791

Effect of movements in exchange rates on cash held	(535)	(6,504)
Net change in cash and cash equivalents	10,623,570	795,313

Cash and cash equivalents, beginning of period	39,505,627	8,038,845
Cash and cash equivalents, end of period	$50,129,197	$8,834,157.72

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
Unless the context otherwise requires, “MoonLake” and the “Company” refer to the combined company following the Business Combination (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization included in MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in MoonLake’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 20, 2023 (the “Annual Report”)) consummated on April 5, 2022 (the “Closing Date”), together with its subsidiaries.

Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include those of the Company and its subsidiaries, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”) and MoonLake Immunotherapeutics Ltd., a private limited company incorporated in the United Kingdom, after elimination of all intercompany accounts and transactions. The accompanying unaudited condensed consolidated financial statements and notes hereto have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the FASB.
In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results for the entire fiscal year or any other period. The unaudited condensed consolidated financial information for the three months ended March 31, 2023 and 2022 have been prepared on the same basis as and should be read in conjunction with MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report.

All amounts are presented in U.S. Dollar (“$”), unless otherwise indicated. The term “Swiss franc” and “CHF” refer to the legal currency of Switzerland, "GBP" refers to the legal currency of the United Kingdom, and “€” refers to euros.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
•estimating the fair value of the portion of the aggregate purchase price relating to its own shares in connection with the acquisition of the In-License Agreement, dated April 29, 2021, by and between MoonLake AG and Merck Healthcare KGaA, Darmstadt, Germany (the “In-License Agreement”);
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of March 31, 2023, the Company considers $34.8 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents. As of March 31, 2022, the Company did not have any cash equivalents.
Marketable securities and short-term investments
The Company invests in short-term marketable securities in the form of debt securities. At the time of purchase, the Company will assess whether such debt security should be classified as held-to-maturity or available-for-sale debt securities.
Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity debt securities are carried at amortized cost, adjusted for accretion of discounts or amortization of premiums to maturity computed under the effective interest method. Such accretion or amortization is included in “Interest and dividend income”. Marketable debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value.
Net unrealized gains and losses on available-for-sale debt securities are excluded from the determination of earnings and are instead recognized in the “Accumulated other comprehensive income (loss)” component of shareholders’ equity (deficit) until realized. Realized gains and losses on available-for-sale debt securities are computed based upon the historical cost of these securities, using the specific identification method.
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
Concentration of Credit Risk

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in large financial institutions which, at times, may exceed the CHF 100,000 deposit protection limit in Switzerland, the $250,000 Federal Deposit Insurance Corporation deposit insurance coverage limit in the United States, or the GBP 85,000 Financial Services Compensation Scheme deposit protection limit in the United Kingdom. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. Further, the Company's investment strategy for cash (in excess of current business requirements) is set to invest in short-term securities. Management actively monitors credit risk in the investment portfolio. Credit risk exposures are controlled in accordance with policies approved by the board of directors to identify, measure, monitor and control credit risks.
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
Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a stand-alone basis for the purposes of allocating resources and assessing financial performance.
Property and Equipment
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years. As of March 31, 2023, property and equipment, net relates to information technology and office equipment.
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
MARCH 31, 2023
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
Gains or losses from foreign currency translation are included in the consolidated statement of operations in "other income (expense), net". The Company recognized foreign currency transaction gain of $171,809 for the three months ended March 31, 2023 (“the period ended March 31, 2023”), and a foreign currency transaction gain of $72,261 for the three months ended March 31, 2022.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
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
Pension Benefits
The Company accounts for pension assets and liabilities in accordance with ASC 715, Compensation – Retirement Benefits, which requires the recognition of the funded status of pension plans in the Company’s consolidated balance sheet. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method. The projected benefit obligation as of March 31, 2023 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service costs for such pension plans, represented in the net periodic benefit cost, are included in the personnel expenses of the various functions where the employees are engaged. The other components of net benefit cost are included in the consolidated statement of operations separately from the service cost component, in “other income (expense), net”. Plan assets are recorded at their fair value.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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

MoonLake does not have any finance leases. The Company has one operating lease related to the office space located in Dorfstrasse 29, 6300, Zug, Switzerland. The operating lease is recognized over a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. Right-of-Use (“RoU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses the incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments.

Leases with an initial term of 12 months or less that do not have the option to purchase the underlying asset are not recorded on the balance sheet, with lease expense for these leases recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property.

Recently Issued Accounting Pronouncements not yet Adopted
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As such the Company is eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including reduced reporting and extended transition periods to comply with new or revised accounting standards for public business entities. The Company has elected to avail itself of this exemption and, therefore, will not be subject to the timeline for adopting new or revised accounting standards for public business entities that are not emerging growth companies, and will follow the transition guidance applicable to private companies.

Recently issued accounting pronouncements not yet adopted, that the Company plans to adopt, are not expected to have a material impact on the Company’s consolidated financial position, operating results, cash flows, or disclosures.

Note 3 – Risks and Liquidity
Going Concern, Liquidity and Capital Resources

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
The Company incurred a loss of $12.2 million for the three months ended March 31, 2023. As of March 31, 2023, the Company’s current assets exceeded its current liabilities by $59.2 million.

The Company had $50.1 million of cash and cash equivalents, of which $34.8 million relate to investments in short-term marketable debt securities with an original maturity of three months or less at the date of purchase, and $12.9 million of short-term marketable debt securities with an original maturity of more than three months at the date of purchase. Management believes that the Company has sufficient capital to fund its operations and capital expenditures until the end of 2024.

Note 4 – Fair Value Measurements
The following table presents the Company’s short-term marketable debt securities by level within the fair value hierarchy:

	March 31, 2023		December 31, 2022
	Level 2	Total	Level 2	Total
Eurocommercial Papers(1)	$27,782,510	$27,782,510	$42,552,608	$42,552,608
Certificates of Deposit	19,910,200	19,910,200	9,937,899	9,937,899
Total	$47,692,710	$47,692,710	$52,490,507	$52,490,507
(1) For the three months ended March 31, 2023, Eurocommercial Papers in the amount of $14.9 million and Certificates of Deposit in the amount of $19.9 million are classified as cash and cash equivalents.

Cash, accounts payable and accrued liabilities approximate their fair values as of March 31, 2023 and December 31, 2022, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs.

Note 5 – Investments
The fair value and amortized cost of investments in short-term marketable debt securities by major security type as of March 31, 2023 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$27,499,398	$283,112	$—	$27,782,510
Certificates of Deposit	19,778,087	132,113	—	19,910,200
Total	$47,277,485	$415,225	$—	$47,692,710
of which classified within Cash and cash equivalents	34,601,432	170,318	—	34,771,750
of which classified within Marketable securities	12,676,053	244,907	—	12,920,960

The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets:

Beginning balance, January 1, 2023	390,753
Other comprehensive income before reclassifications	600,768
Amounts reclassified from accumulated other comprehensive income	(576,296)

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

Net current-period other comprehensive income	24,472
Ending balance, March 31, 2023	$415,225

As of March 31, 2023, the Company’s marketable debt securities maturities are all due within one year.

Note 6 — Prepaid Expenses

	March 31, 2023	December 31, 2022
Non-clinical research and clinical development services	$1,991,902	$2,443,863
Insurances	698,556	1,416,597
Other prepayments	385,404	319,008
Total	$3,075,862	$4,179,468
Prepaid expenses as of March 31, 2023 primarily relate to services expected to be received within the next 12 months.

Note 7 — Trade and Other Payables

	March 31, 2023	December 31, 2022
Research and development services and license fees	$3,070,454	$31,687
Supply and manufacturing fees payable	510,524	65,979
Other consulting and advisory services	123,568	51,658
Legal and intellectual property (“IP”) advisory fees payable	58,361	40,532
Other payables	64,496	65,116
Total	$3,827,403	$254,972

Note 8 — Accrued Expenses and Other Current Liabilities

	March 31, 2023	December 31, 2022
Research and development services and license fees	$1,912,634	$5,803,432
Bonuses and related employees compensation expenses	547,893	1,109,734
Consultant and other fees	435,923	218,021
Tax liabilities	201,389	109,826
Legal fees	199,000	15,832
Total	$3,296,839	$7,256,845

Research and development expenses accrued for the three months ended March 31, 2023 primarily relate to the accrual of milestone payments in connection with Phase 2 clinical trials in the amount of $1.5 million.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
Note 9 — Leases
In August 2021, the Company entered into an open-ended office lease agreement to lease approximately 2,300 square feet of space on the last two floors of the building located at Dorfstrasse 29, 6300 Zug, Switzerland (the “Office Lease") which was effective November 1, 2021. The Company estimated the effective duration of the Office Lease at inception and determined a period of 3 years, with expected expiration in November 2024.

Payments under the Office Lease are fixed. The annual discount rate applied is 0.8%.

The future minimum annual lease payments under these operating leases as of March 31, 2023 are as follows:

Three months ended March 31, 2023	Amount
2023 (remaining 9 months)	$117,414
2024	130,461
2025	—
2026	—
2027	—
Thereafter	—
Total lease payments	247,875
Less imputed interest	(1,621)
Total lease liability	246,254
Less current portion of operating lease liability	(155,173)
Long-term portion operating lease liability	$91,081

The Company recorded lease expense related to its operating lease RoU asset of $38,825 for the period ended March 31, 2023.

Note 10 — Employee Benefit Plans
The Company operates a defined benefit pension plan in Switzerland (the "Plan”) and a defined contribution pension plan in the United Kingdom, in accordance with local regulations and practices. As of March 31, 2023 the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment.
Components of Net Periodic Benefit Cost under the Plan

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Service cost	$29,802	$116,165
Interest cost	7,442	1,302
Expected return on plan assets	(8,871)	(3,998)
Amortization of unrecognized loss	—	467
Total Net Periodic Benefit Cost	$28,373	$113,936
The components of net periodic benefit cost other than the service cost component are included in general and administrative expense in the Company's unaudited condensed consolidated statements of operations.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
Employer Contributions under the Plan
For the three months ended March 31, 2023, $41,513 (CHF 38,405) of contributions were made to the Plan. The Company presently anticipates contributing an additional estimated amount of $124,539 (CHF 115,215) to fund the Plan in 2023 for a total of $166,052 (CHF 153,620).

Note 11 — Shareholders’ Equity (Deficit)

	Class A Ordinary Shares(1)		Class C Ordinary Shares(1)		Total Number of Ordinary Shares
	Authorized	Issued	Authorized	Issued	Authorized	Issued and Outstanding
Balance - January 1, 2023	500,000,000	38,977,600	100,000,000	13,723,511	600,000,000	52,701,111
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	176,603	—	(176,603)	—	—
Balance - March 31, 2023	500,000,000	39,154,203	100,000,000	13,546,908	600,000,000	52,701,111
(1) Fully paid-in registered shares with a par value of $0.0001
As of March 31, 2023, the Company had the following classes of shares:
Class A Ordinary Shares
On April 6, 2022, the Company's Class A Ordinary Shares began trading on The Nasdaq Capital Market ("Nasdaq") under the symbol “MLTX”. As of March 31, 2023, there were 39,154,203 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share.
Class C Ordinary Shares
As of March 31, 2023, there were 13,546,908 Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, with a par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.

At the closing of the Business Combination (the "Closing"), MoonLake, MoonLake AG and each ML Party entered into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would enjoy if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposes certain transfer and other restrictions on the ML Parties (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization included in MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report), (ii) provides for the waiver of certain statutory rights and (iii) establishes certain mechanics whereby MoonLake and each of the ML Parties are able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares equal to the Exchange Ratio (as defined in Note 3 — Basis of Presentation included in MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report). On February 16, 2023, pursuant to the A&R Shareholders’ Agreement, a ML Party submitted an exchange notice to the Company, pursuant to which such ML Party effected the conversion of 5,250 MoonLake AG Common Shares and 176,603 Class C Ordinary Shares into 176,603 Class A Ordinary Shares using the Exchange Ratio. The foregoing description of the A&R Shareholders’ Agreement is not complete and is qualified in its entirety by reference to the full text of the A&R Shareholders’ Agreement.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

Note 12 — Net Loss per Share
As a result of the Business Combination, the Company has retroactively restated the weighted average number of outstanding prior to April 5, 2022 to give effect to the Exchange Ratio.
The following table sets forth the loss per share calculations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss attributable to controlling interests shareholders	$(9,004,856)	$(15,880,142)

Denominator
Total weighted average number of outstanding shares	39,061,977	5,013,646

Net loss per share – basic and diluted	$(0.23)	$(3.17)
The weighted average number of shares used to calculate the net loss per share – basic for the three months ended March 31, 2023 excludes 13,546,908 Class C Ordinary Shares as they do not carry economic rights.
In the event that ML Parties (other than Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.) elected to convert their 402,718 MoonLake AG Common Shares into 13,546,908 Class A Ordinary Shares, the weighted average number of shares outstanding would have been 52,701,111 for the three months ended March 31, 2023, resulting in a net loss per share of $(0.23). Upon conversion, 13,546,908 Class C Ordinary Shares would be forfeited and there would no longer be any noncontrolling interests.
Upon conversion, the Company's number of Class A Ordinary Shares outstanding would be 52,701,111 as of May 11, 2023, the date the unaudited condensed consolidated financial statements were issued.

Note 13 — Share-based Compensation
As at March 31, 2023 the Company had the following share-based compensation arrangements:
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
As a result of the Business Combination, the Company has adjusted the share numbers related to the Restricted Founder Shares and Common Shares (under the ESPP and ESOP) prior to the Business Combination by the Exchange Ratio. The assumptions used in the valuation of the awards granted prior to the Closing have not been adjusted. The reference to “Common Shares” in this Note 13 refers to shares in MoonLake AG.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
MoonLake AG's compensation plans are settled with Common Shares, and with a number of Class C Ordinary Shares determined multiplying the number of Common Shares by the Exchange Ratio. The owners of Common Shares have the right to exchange their Common Shares for a number of Class A Ordinary Shares derived using the Exchange Ratio. In the event MoonLake AG shareholders elect to exchange their Common Shares, such MoonLake AG shareholder forfeits a number of Class C Ordinary Shares equal to the number of Class A Ordinary Shares issued (refer to Note 11 — Shareholders’ Equity (Deficit) - Class C Ordinary Shares).

For the three months ended March 31, 2023, the Company has recognized an increase in equity in the condensed consolidated balance sheet, and share-based compensation expense in the condensed consolidated statement of operations of $2.6 million. The share-based compensation expense was driven by the following share-based compensation plans and programs:

Compensation Plan	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
MoonLake AG Restricted Founder Shares	$1,210,082	$1,210,082
ESPP	1,056,954	692,678
ESOP	188,239	86,111
MoonLake Immunotherapeutics 2022 Equity Incentive Plan	121,912	—
Total share-based compensation expense	$2,577,187	$1,988,871
Of which: included in research and development expense	586,994	109,516
Of which: included in general and administrative expense	1,990,193	1,879,355

As of March 31, 2023, 22,756 treasury shares (the equivalent of 765,482 Class C Ordinary Shares) and 13,252 Common Shares (the equivalent of 445,780 Class C Ordinary Shares) issuable from the authorized conditional capital shares remain available for future grants under the ESPP and the ESOP by MoonLake AG.

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
The assumptions used in the valuation of the Restricted Founder Shares awarded are summarized below:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

Grant date	4/28/2021
Estimated fair value per share of Restricted Founder Shares on the grant date ($) (1)	49
Estimated fair value of Restricted Founder Shares on the resignation date of one of the co-founders of MoonLake AG ($) (2)	336.39
Purchase price (CHF)	0.10
(1) MoonLake AG estimated the fair value of the Restricted Founder Shares with reference to the market-based transaction with the other Series A Preferred Shares Investors (refer to Note 9 of MoonLake AG's audited consolidated financial statements for the year ended December 31, 2021).

(2) MoonLake AG estimated the fair value of the Restricted Founder Shares at co-founder’s resignation date by dividing the Company Enterprise Value ($360,000,000) as defined by the Business Combination Agreement by the Company’s fully diluted shares (1,070,196).

Grants awarded
Program	Restricted Founder Shares
Awards outstanding at January 1, 2022	4,440,308
Awards vested for the three months ended March 31, 2022	(832,558)
Awards outstanding at March 31, 2022	3,607,750

Awards outstanding at January 1, 2023	1,110,078
Awards vested for the three months ended March 31, 2023	(832,558)
Awards outstanding at March 31, 2023	277,520

As of March 31, 2023, MoonLake AG had $0.4 million of total unrecognized compensation expense related to the Restricted Founder Shares that will be recognized by April 28, 2023 with a monthly compensation expense of $364,240.
Employee Share Participation Plan (ESPP) 2021-2025 - MoonLake AG
The ESPP grants will vest 25% on each anniversary of the grant date. In the event of a termination of contractual relationship between the Company and the entitled employee, the awards can be deemed forfeited by MoonLake AG if certain conditions are met. Awards feature an accelerated vesting condition linked to a “Change of Control”, defined as any transfer of shares that results in the proposed acquirer holding more than 50% of the then issued share capital of MoonLake AG or the Company, as the case may be, where the grants will be deemed fully vested on the earlier of (i) 12 months (or such shorter period determined by the board of directors) after the occurrence of a “change of control” or (ii) the date after the occurrence of the change of control on which a termination notice is served to the participant by MoonLake AG (other than a bad leaver termination, described below) or by the participant for good cause (as defined under Swiss law or any other applicable foreign law). For awards made after September 30, 2021, the Closing between MoonLake AG and Helix Acquisition Corp. ("Helix") does not qualify as a Change of Control.

ESPP 2021
Assumptions for the awards issued during the three months ended March 31, 2022
Grant dates	01/18/2022
Estimated fair value per share of Common Shares on the grant date ($) (1)	336.39
Purchase price (CHF)	0.10
(1) MoonLake AG estimated the fair value of the Common Shares by dividing the Company Enterprise Value ($360,000,000) as defined by the Business Combination Agreement by the Company’s fully diluted shares (1,070,196).

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

Grants awarded
Program	ESPP
Awards outstanding at January 1, 2022	1,060,561
Awards granted for the three months ended March 31, 2022	1,177,354
Awards outstanding at March 31, 2022	2,237,915
Awards vested at March 31, 2022	—

Awards outstanding at January 1. 2023	2,237,915
Awards granted for the three months ended March 31, 2023	—
Awards outstanding at March 31, 2023	2,237,915
Awards vested at March 31, 2023	676,743
As of March 31, 2023, MoonLake AG had $8.5 million of total unrecognized compensation expense related to the ESPP that will be recognized over the weighted average period of 1.52 years.

Employee Stock Option Plan (ESOP) 2021-2025 - MoonLake AG
The ESOP grants will vest 25% on each anniversary of the grant date. In the event of a termination of contractual relationship between the Company and the entitled employee, options can be deemed forfeited by MoonLake AG if certain conditions are met. Awards feature an accelerated vesting condition linked to a “Change of Control”, defined as any transfer of shares that results in the proposed acquirer holding more than 50% of the then issued share capital of MoonLake AG or the Company, as the case may be, where the grants will be deemed fully vested on the earlier of (i) 12 months (or such shorter period determined by the board of directors) after the occurrence of a “change of control” or (ii) the date after the occurrence of the change of control on which a termination notice is served to the participant by MoonLake AG (other than a bad leaver termination, described below) or by the participant for good cause (as defined under Swiss law or any other applicable foreign law). For awards made after September 30, 2021, the Closing between MoonLake AG and Helix does not qualify as a Change of Control.

Assumptions for the awards issued during the three months ended March 31, 2023
Grant date	1/1/2023
Estimated fair value of the option on the grant date using Black-Scholes model ($) (1)	239.23
Exercise price (USD)	353.21
Expected term of the award on the grant date (years) (2)	6
Expected volatility of the share price (3)	75%
Risk-free interest rate (4)	3%
Expected dividend rate	0%
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

Grants awarded
Program	ESOP
Awards outstanding at January 1, 2022	224,033
Awards granted for the three months ended March 31, 2022	—
Awards outstanding at March 31, 2022	224,033
Awards exercisable at March 31, 2022	—

Awards outstanding at January 1, 2023	466,770
Awards granted for the three months ended March 31, 2023	45,210
Awards outstanding at March 31, 2023	511,980
Awards exercisable at March 31, 2023	81,573

As of March 31, 2023, MoonLake AG had $1.9 million of total unrecognized compensation expense related to the ESOP that will be recognized over the weighted average period of 2.43 years.

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

During the three months ended March 31, 2023, no grants were awarded under the Equity Incentive Plan.

Grants awarded
Program	MoonLake Immunotherapeutics 2022 Equity Incentive Plan
Awards outstanding at January 1, 2023	180,000
Awards granted for the three months ended March 31, 2023	—
Awards outstanding at March 31, 2023	180,000
Awards exercisable at March 31, 2023	—

As of March 31, 2023, the Company had $1.0 million of total unrecognized compensation expense related to the Equity Incentive Plan that will be recognized over the weighted average period of 2.02 years.

Note 14 — Income Taxes
The Company's effective tax rate (“ETR”) was 0.1% for the three months ended March 31, 2023, and 0.1% for the three months ended March 31, 2022. The Company is not aware of any items that would cause the quarterly ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the Company's loss before income taxes and the income tax provision recorded

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
was primarily attributable to the change in the valuation allowance. The Company continues to incur losses for the entities domiciled in the Cayman Island and Switzerland, and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not.

Note 15 — Commitments and Contingencies

Commitments
The Company has entered into agreements as of March 31, 2023 primarily in regard to advancement of clinical and non-clinical research program expenses, production of drug substance and technology transfer of the drug product process for SLK.

As of March 31, 2023, the total committed amount under these agreements not yet recognized amounted to $28.5 million.

On April 2021, MoonLake AG acquired the SLK program from MHKDG, a related party to the Company, which includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and royalty payments based on net sales. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($325.9 million using a March 31, 2023 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK Program, the Company, at its sole discretion, can terminate all or part of the SLK Program. In addition, the In-License Agreement requires the Company to pay royalties within the range of low to mid-teen percent of net sales. Royalties will be recognized in the consolidated statement of operations when net sales are recognized.

Note 16 — Subsequent Events

Partial Share Conversion
Between April 3, 2023 and April 5, 2023, pursuant to the A&R Shareholders' Agreement, certain ML Parties which include certain executive officers of the Company, submitted exchange notices to the Company, pursuant to which such ML Parties effected in aggregate the conversion of 133,782 MoonLake AG Common Shares and 4,500,252 Class C Ordinary Shares into 4,500,252 Class A Ordinary Shares using the Exchange Ratio. Please refer to Note 11 — Shareholders’ Equity (Deficit) — Class C Ordinary Shares for more information regarding the conversion mechanics.

At-the-Market Offering

On May 11, 2023, the Company entered into a Sales Agreement with SVB Securities LLC (the “Sales Agreement”), through which the Company may issue and sell up to $200,000,000 of its Class A Ordinary Shares (“the ATM Shares”), through SVB Securities LLC as its sales agent. The ATM Shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-271546), which was declared effective by the the SEC on May 9, 2023, and a prospectus supplement thereto to be filed with the SEC on May 11, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023, appearing elsewhere in this quarterly report (“Quarterly Report”) on Form 10-Q, and with MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 20, 2023 (our “Annual Report”). Our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and presented in United States dollars ($).

References to “MoonLake”, “we”, “us”, “our”, “our Company”, “the Company” and “our business” refer to MoonLake Immunotherapeutics and its consolidated subsidiaries.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the following, are forward-looking statements: our future results of operations and financial position, our expectations regarding industry trends, the sufficiency of our cash and cash equivalents, the anticipated sources and uses of cash, the anticipated investments in our business, our business strategy, and the plans and objectives of management for future operations and capital expenditures, and other information referred to in the sections title “Business” and “Risk Factors” in our Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “predict”, “potential”, “might”, “possible”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contains forward-looking statements that reflect our plans and strategy for our business and related financing. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include but are not limited to those discussed below and elsewhere in this Quarterly Report, and in the section titled “Risk Factors” included in our Annual Report. These forward-looking statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to:

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•factors relating to our business, operations and financial performance, including, but not limited to:

•we are substantially dependent on the success of our novel tri-specific Nanobody®, Sonelokimab, also known as M1095/ALX 0761, which we license from Merck Healthcare KGaA, Darmstadt, Germany, an affiliate of Merck KGaA, Darmstadt, Germany;

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

•litigation and the ability to adequately protect our intellectual property rights; and

•the other factors described under the caption “Risk Factors” in our Annual Report, as may be updated in this Quarterly Report on Form 10-Q, and our other filings with the Securities and Exchange Commission (the "SEC").

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in “Risk Factors” in our Annual Report or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

We plan to develop SLK in inflammatory diseases in dermatology and rheumatology where the pathophysiology is known to be driven by IL-17A and IL-17F. This group of diseases comprises our initial target diseases (HS and PsA) among several other inflammatory conditions (including axial spondyloarthritis and moderate-to-severe PsO). Our initial target diseases affect millions of people worldwide, and we believe there is a need for improved treatment options. SLK’s purposefully designed molecular characteristics, including its albumin binding site, are intended to facilitate deep tissue penetration in the skin and joints. In May 2022, we initiated our Phase 2 trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in December 2022, we initiated our Phase 2 trial in patients with active PsA (the ARGO trial (M1095-PSA-201)). Enrollment into the MIRA trial was completed in February 2023 and we expect a primary endpoint readout in mid-2023. The ARGO trial has received U.S. Food and Drug Administration ("FDA") clearance and U.S. central Institutional Review Board approval, and continues meeting enrollment targets. There are several additional indications that we could choose to explore, if warranted. Currently, we do not plan to initiate Phase 3 clinical trials in PsO, but we will continue to evaluate this option in the future.

We do not have any product candidates approved for commercial sale, and we have not generated any revenue from product sales. Our ability to generate revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of SLK in one or more indications, which we expect to take a number of years.

On April 5, 2022, we completed the Business Combination (as defined below) and the total funding raised amounted to $134.7 million (net of transaction related expenses). As of March 31, 2023, we had $50.1 million of cash and cash equivalents, of which $34.8 million relate to investments in short-term marketable debt securities with an original maturity of three months or less at the date of purchase, and $12.9 million of short-term marketable debt securities with an original maturity of more than three months at the date of purchase. Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities, together amounting to $63.1 million, will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2024.

We expect to continue to incur significant expenses and operating losses for at least the next five years as we continue the development of SLK and prepare for commercial launches. It is expected that operating losses will fluctuate significantly from year to year depending on the timing of our planned clinical development programs and efforts to achieve regulatory approval.

Business Combination

On April 5, 2022, we consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated October 4, 2021 (the “Business Combination Agreement”), by and among Helix Acquisition Corp. (“Helix”), MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”), the existing equity holders of MoonLake AG set forth on the signature pages to the Business Combination Agreement and the equityholders of MoonLake AG that executed joinders to the Business Combination Agreement (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix, and the representative of the ML Parties (such transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”). Pursuant to the Business Combination Agreement, MoonLake AG merged with and into Helix, with MoonLake AG as the surviving company in the Business Combination and, after giving effect to such Business Combination, MoonLake AG became our subsidiary. In connection with the consummation of the Business Combination, we changed our name from Helix Acquisition Corp. to MoonLake Immunotherapeutics.

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
Operating Expenses
Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including third-party license fees and efforts relating to the development of SLK. We expense research and development costs as incurred, which include:
•employee-related expenses, including salaries, bonuses, benefits, share-based compensation, and other related costs for those employees involved in research and development efforts;
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

We estimate research and clinical trial expenses based on the services performed pursuant to contracts with research institutions, CROs, and Clinical Manufacturing Organizations (“CMOs”) that conduct and manage research studies and clinical trials on our behalf based on actual time and expenses incurred by them or probable achievement of milestone events that are associated with contractually agreed milestone payments.

We account for advance payments for goods and services that will be used in future research and development activities as expenses when the services have been performed or when the goods have been received rather than when the payment is made.

We do not allocate employee costs, facilities costs, including depreciation, or other indirect costs to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily for managing our research program, clinical development, and manufacturing activities.

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

These factors include:
•Building the leading efficacy and safety profile of SLK for patients — We expect to incur significant research and development expenses, and G&A expenses as we: (i) conduct and initiate further clinical trials for SLK; (ii) seek regulatory approvals for SLK; (iii) make milestone and commercial payments under the In-License Agreement, dated April 29, 2021, by and between MoonLake AG and MHKDG (the "In-License Agreement") (based on regulatory filing acceptances, first commercial sales, and aggregate annual net sales); (iv) establish a sales, marketing and distribution infrastructure to commercialize SLK; (v) attract, hire and retain additional clinical, scientific, quality control, and administrative personnel; and (vi) add clinical, operational, financial and management information systems and personnel.
•Strengthening the differentiation elements for future SLK patients — In parallel with our clinical trials, we expect to incur additional research expenditures as we conduct non-clinical research to continue refining our understanding of SLK/nanobody biology and the potential impact in our selected therapeutic indications.
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
•Granting share-based compensation awards and vesting of existing plans — We expect to continue to grant awards to selected employees, directors and non-employees pursuant to the MoonLake AG’s Employee Stock Option Plan, MoonLake AG’s Employee Share Participation Plan (“ESPP”), and MoonLake Immunotherapeutics 2022 Equity Incentive Plan. Further, we expect to continue to incur share-based compensation charges in connection with the above-mentioned plans and with the Restricted Founder Shares

(as defined in Note 13 — Share-based Compensation to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q) which have been granted to the co-founders.

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

Gain or losses from foreign currency translation are included in other expenses in the unaudited condensed consolidated statement of operations. We recognized foreign currency transaction gain of $171,809 for the three months ended March 31, 2023. For the three months ended March 31, 2022, MoonLake AG recognized and a foreign currency transaction gain of $72,261.

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change	Change %

Operating expenses
Research and development	$(7,415,097)	$(10,454,948)	$3,039,851	(29.1)%
General and administrative	(5,516,469)	(5,487,368)	(29,101)	0.5%
Total operating expenses	(12,931,566)	(15,942,316)	3,010,750	(18.9)%
Operating loss	(12,931,566)	(15,942,316)	3,010,750	(18.9)%

Other income (expense), net	723,589	69,506	654,083	941.0%
Loss before income tax	(12,207,977)	(15,872,810)	3,664,833	(23.1)%

Income tax expense	(11,010)	(7,332)	(3,678)	50.2%
Net loss	(12,218,987)	(15,880,142)	3,661,155	(23.1)%

Net unrealized gain on marketable securities and short term investments	24,472	—	24,472	-
Actuarial gain (loss) on employee benefit plans	(42,144)	266,269	(308,413)	(115.8)%
Other comprehensive income (loss)	(17,672)	266,269	(283,941)	(106.6)%
Comprehensive loss	$(12,236,659)	$(15,613,873)	$3,377,214	(21.6)%
Research and Development

Research and development expenses were $7.4 million for the three months ended March 31, 2023, compared to $10.5 million for the three months ended March 31, 2022. The decrease of $3.1 million was due to a decrease of $3.5 million in the expense related to the set up and conduct of clinical development trials with CROs, and a decrease of $0.7 million related to research and development services from MHKDG. The decrease was partly offset by an increase of $0.6 million in relation to supply and logistic services for clinical development trials, and an increase of $0.5 million related to share-based compensation.

General and Administrative
General and administrative expenses remained stable at $5.5 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Other Income (Expense), Net

For the three months ended March 31, 2023, we recognized $723,589 in other income, compared to an income of $69,506 for the three months ended March 31, 2022. The increase of $0.7 million is primarily due to realized interest on cash investments in short-term marketable debt securities in the amount of $0.6 million.

Income Tax Expense
For the three months ended March 31, 2023 and March 31, 2022, we recognized an income tax expense of $11,010 and $7,332 respectively, which was related to corporate income tax of the U.K. subsidiary.
Other Comprehensive Income (Loss)

The change in the actuarial gain (loss) on employee benefit plans is related to a decrease in the discount rates used to measure the present value of the liabilities, which has increased the net liability position as of March 31, 2023. The net unrealized gain on marketable securities and short term investments relates to cash investments in short term marketable debt securities during the three months ended March 31, 2023.

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

We anticipate a significant future increase in our expenses and capital requirements when proceeding to Phase 3 clinical trials and the build-up of our commercialization capabilities.

We incurred a loss of $12.2 million for the three months period ended March 31, 2023 which includes non-cash items such as share-based compensation expense. As of March 31, 2023, we had a total of $63.1 million in cash, cash equivalents and short-term marketable debt securities. Based on our current operating plans, we believe our available cash, cash equivalents and short-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2024.
We expect to incur significant expenses and operating losses for at least the next five years, assuming we continue the clinical development of, and seek regulatory approval for, our product candidate under an in-licensing agreement. It is expected that operating losses will fluctuate significantly from year to year due to the timing of clinical development programs and efforts to achieve regulatory approval. We will require substantial additional funding to develop our product candidate and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include income from collaborations, strategic partnerships, or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to fund our operating expense requirements. Refer to “Risk Factors — Risks Related to Our Limited Operating History, Business, Financial Condition, and Results of Operations” in our Annual Report for further details related to the risk of raising additional capital to fund our operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	For the three months ended
	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(9,024,427)	$(14,185,964)
Net cash provided by (used in) investing activities	19,648,532	(16,010)
Net cash provided by financing activities	—	15,003,791
Effect of movements in exchange rates on cash held	(535)	(6,504)
Net increase in cash and cash equivalents	$10,623,570	$795,313
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

Net cash used in operating activities was $9.0 million and $14.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and was primarily related to clinical development research, compensation and personnel-related expenses, legal, and consulting expenses.
Cash Flows from Investing Activities
During the three months ended March 31, 2023, $19.6 million of net cash provided by investing activities related to the maturities of the principal of short-term marketable debt securities with maturities longer than three months. During the three months ended March 31, 2022, net cash used in investing activities of $16,010 related to purchases of office equipment.
Cash Flows from Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $15.0 million consisting primarily of $15.0 million net proceeds from a convertible loan agreement and $3,791 of net proceeds from the grants of additional shares under the ESPP.

Contractual Obligations and Commitments
The following summarizes our significant contractual obligations and other obligations as of March 31, 2023:

	Total	Less than 1 year	1 to 5 Years	More than 5 years

Purchase obligations(1)	$28,458,820	$20,110,613	$8,348,207	—
Lease commitments(2)	247,875	156,553	91,322	—
Total contractual obligations	$28,706,695	$20,267,166	$8,439,529	—
____________
(1)   Purchase obligations refer to an agreement to purchase goods or services that is enforceable and legally binding on the Company that specifies all significant terms. The figures presented relate to contractual commitments towards contract manufacturing and contract research organizations.

(2)   We have committed ourselves to a lease contract, with a term that commenced on November 1, 2021. We have accounted for the office lease arrangement as an operating lease under the guidance ASU 2016-02, Leases Topic 842 through the unaudited condensed consolidated statement of operations for the three months ended March 31, 2023. The future lease commitments relate to office contract for our headquarters in Zug, Switzerland and reflects minimum payments due.

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

Acquisitions
We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first assessing whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. The In-License Agreement for the SLK program has been accounted for as an asset purchase on the basis that there were no tangible assets acquired or liabilities assumed by us under the In-License Agreement and substantially all of the fair value of the gross assets acquired related to the in-process research and development expenditure ("IPR&D") of SLK.

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

Determination of Fair Value – Common Shares and Class A Ordinary Shares

Prior to the completion of the Business Combination, given that there had been no public market for MoonLake AG's common shares, the estimated fair value of MoonLake AG’s common shares was determined by reference to separate market-based transactions involving the sale of its shares to two third-party investors that were not considered related parties to us or MHKDG.

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

Subsequent to the closing of the Business Combination, the fair value of each MoonLake AG Common Share granted is determined based on the closing price of MoonLake's Class A Ordinary Shares as reported by Nasdaq on the date of grant and multiplied by the Exchange Ratio.

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

Recently Issued Accounting Pronouncements
Refer to Note 2 — Basis of Presentation and Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment of their potential impact, to the extent it has made one, on our financial condition and our results of operations and cash flows.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

s
Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors
Any of the risks described in our Annual Report are factors that could cause our actual results to differ materially from those in this Quarterly Report. Any of these factors could result in a significant or material adverse effect upon our business, results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, results of operations or financial condition. There have been no material changes to the risk factors that we included in our Annual Report. We may make changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

On May 11, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Securities LLC (the “Agent”), pursuant to which the Company may offer and sell from time to time shares of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Shares”), through the Agent. The offering and sale of up to $200,000,000 of the Shares has been registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-271546) (the “Registration Statement”), which was originally filed with the SEC on May 1, 2023 and declared effective by the SEC on May 9, 2023, the base prospectus contained within the Registration Statement, and a prospectus supplement that was to be filed with the SEC on May 11, 2023.

Sales of the Shares, if any, pursuant to the Sales Agreement may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for our common stock. The Company has no obligation to sell any of the Shares under the Sales Agreement, and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement. The Agent will act as sales agent and will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and the Company. The Company intends to use the proceeds of the offering for general corporate purposes.

The Sales Agreement contains customary representations, warranties and agreements by the Company, as well as indemnification obligations of the Company for certain liabilities under the Securities Act. Under the terms of the Sales Agreement, the Company will pay the Agent a commission of up to 3% of the gross sales price of the Shares sold through it under the Sales Agreement. In addition, the Company has agreed to reimburse certain expenses incurred by the Agent in connection with the offering. The Sales Agreement may be terminated by the Agent or the Company at any time upon notice to the other party, as set forth in the Sales Agreement, or by the Agent at any time in certain circumstances, including the occurrence of any material adverse effect, or any development that could reasonably be

MoonLake Immunotherapeutics

expected to result in a material adverse effect, that, in the judgment of the Agent, may materially impair the ability of the Agent to sell the Shares.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or a solicitation of an offer to buy any securities, nor shall there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or other jurisdiction.

Walkers (Cayman) LLP, Cayman counsel to the Company, has issued an opinion to the Company, dated May 11, 2023, regarding the validity of the Shares. A copy of the opinion is filed herewith as Exhibit 5.1.

The description of the material terms of the Sales Agreement is not intended to be complete and is qualified in its entirety by reference to the Sales Agreement, which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Memorandum and Articles of Association of MoonLake Immunotherapeutics (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2022)
5.1*	Opinion of Walkers (Cayman) LLP
10.1*	Sales Agreement, dated May 11, 2023, between MoonLake Immunotherapeutics and SVB Securities LLC
23.1*	Consent of Walkers (Cayman) LLP (included in Exhibit 5.1 hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	May 11, 2023	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	May 11, 2023	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)