Form 10-Q
period 2023-06-30
MoonLake Immunotherapeutics
filed 2023-08-10
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 53,486,810 Class A Ordinary Shares, $0.0001 par value (the "Class A Ordinary Shares"), and 8,959,195 Class C Ordinary Shares, $0.0001 par value (the "Class C Ordinary Shares"), issued and outstanding.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MOONLAKE IMMUNOTHERAPEUTICS
s
s

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in USD, except share data)

	June 30, 2023 (Unaudited)	December 31, 2022
Current assets
Cash and cash equivalents	$501,786,997	$39,505,627
Short-term marketable debt securities	—	32,609,108
Other receivables	619,767	217,129
Prepaid expenses	3,960,383	4,179,468
Total current assets	506,367,147	76,511,332

Non-current assets
Operating lease right-of-use assets	211,238	282,580
Property and equipment, net	42,810	49,389
Total non-current assets	254,048	331,969
Total assets	$506,621,195	$76,843,301

Current liabilities
Trade and other payables	$4,359,923	$254,972
Short-term portion of operating lease liabilities	158,221	153,629
Accrued expenses and other current liabilities	2,616,482	7,256,845
Total current liabilities	7,134,626	7,665,446

Non-current liabilities
Long-term portion of operating lease liabilities	53,017	128,951
Pension liability	323,597	282,206
Total non-current liabilities	376,614	411,157
Total liabilities	7,511,240	8,076,603
Commitments and contingencies (Note 15)

Equity (deficit)
Class A Ordinary Shares: $0.0001 par value; 500,000,000 shares authorized; 53,486,810 shares issued and outstanding as of June 30, 2023; 38,977,600 shares issued and outstanding as of December 31, 2022	5,349	3,898
Class C Ordinary Shares: $0.0001 par value; 100,000,000 shares authorized; 8,959,195 shares issued and outstanding as of June 30, 2023; 13,723,511 shares issued and outstanding as of December 31, 2022	896	1,373
Additional paid-in capital	589,549,979	129,192,291
Accumulated deficit	(99,794,347)	(80,650,212)
Accumulated other comprehensive income	35,124	350,946
Total shareholders’ equity	489,797,001	48,898,296
Noncontrolling interests	9,312,954	19,868,402
Total equity	499,109,955	68,766,698
Total liabilities and equity	$506,621,195	$76,843,301

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in USD, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	(8,703,849)	(11,400,541)	$(16,118,949)	$(21,655,404)
General and administrative	(4,482,041)	(6,251,636)	(9,998,510)	(11,939,088)
Total operating expenses	(13,185,890)	(17,652,177)	(26,117,459)	(33,594,492)
Operating loss	(13,185,890)	(17,652,177)	(26,117,459)	(33,594,492)

Other income, net	842,652	245,130	1,566,242	314,635
Loss before income tax	(12,343,238)	(17,407,047)	(24,551,217)	(33,279,857)

Income tax expense	(10,149)	(9,282)	(21,157)	(16,614)
Net loss	$(12,353,387)	$(17,416,329)	$(24,572,374)	$(33,296,471)
Of which: net loss attributable to controlling interests shareholders	(10,139,279)	(12,120,719)	(19,144,135)	(22,754,974)
Of which: net loss attributable to noncontrolling interests shareholders	(2,214,108)	(5,295,610)	(5,428,239)	(10,541,497)

Net unrealized loss on marketable securities and short term investments	(415,225)	—	(390,753)	—
Actuarial gain (loss) on employee benefit plans	(16,336)	101,597	(58,481)	367,866
Other comprehensive income (loss)	(431,561)	101,597	(449,234)	367,866
Comprehensive loss	$(12,784,948)	$(17,314,732)	$(25,021,608)	$(32,928,605)
Comprehensive loss attributable to controlling interests shareholders	(10,488,185)	(12,052,683)	(19,505,667)	(22,508,629)
Comprehensive loss attributable to noncontrolling interests	(2,296,763)	(5,262,049)	(5,515,941)	(10,419,976)

Weighted-average number of Class A Ordinary Shares, basic and diluted	43,718,464	35,201,713	41,403,084	20,191,072
Basic and diluted net loss per share attributable to controlling interests shareholders	$(0.23)	$(0.34)	$(0.46)	$(1.13)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in USD, except share data)
(Unaudited)

	MoonLake AG Series A Preferred Shares		MoonLake AG Common Shares		MoonLake AG Common Shares Held In Treasury		Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021 (As previously reported)	680,196	$72,466	361,528	$38,537	(57,756)	$(6,202)	—	$—	—	$—	$42,061,984	$(53,643,615)	$(168,177)	$(11,645,007)	$—	$(11,645,007)
Retroactive application of the recapitalization due to the Business Combination[1]	22,200,712	—	11,799,803	—	(1,885,081)	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2021	22,880,908	72,466	12,161,331	38,537	(1,942,837)	(6,202)	—	—	—	—	42,061,984	(53,643,615)	(168,177)	(11,645,007)	—	(11,645,007)
Share-based compensation granted under the equity incentive plan ESPP, and reverse vesting of Restricted Founder Shares	—	—	—	—	1,177,354	3,791	—	—	—	—	1,988,871	—	—	1,992,662	—	1,992,662
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	(15,880,142)	—	(15,880,142)	—	(15,880,142)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	266,269	266,269	—	266,269
Balance at March 31, 2022	22,880,908	$72,466	12,161,331	$38,537	(765,483)	$(2,411)	—	$—	—	$—	$44,050,855	$(69,523,757)	$98,092	$(25,266,218)	$—	$(25,266,218)
Noncontrolling interests recognized on historical net assets of MoonLake AG in connection with the Business Combination		$(23,939)		$(12,730)		$797					$(14,551,870)	$22,966,652	$(32,404)	$8,346,506	$(8,346,506)	$—
Conversion of MoonLake AG shares into Class A Ordinary Shares and issuance of Class C Ordinary shares following the Business Combination	(22,880,908)	$(48,527)	(12,161,331)	$(25,807)	765,483	$1,614	18,501,284	$1,850	15,775,472	$1,578	$70,870			$1,578	$—	$1,578
Issuance of Class A Ordinary Shares upon Business Combination	—	$—	—	$—	—	$—	18,424,355	$1,843	—	$—	$90,782,089	$—	$—	$90,783,932	$43,869,269	$134,653,201
Share-based compensation granted under the equity incentive plan ESPP, ESOP, reverse vesting of Restricted Founder Shares and 2022 MoonLake Immunotherapeutics Equity Incentive Plan	—	$—	—	$—	—	$—	—	$—	—	$—	$1,701,614	$—	$—	$1,701,614	$782,609	$2,484,223
Net loss for the three months ended June 30, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$(12,120,719)	$—	$(12,120,719)	$(5,295,610)	$(17,416,329)
Other comprehensive income	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$68,035	$68,035	$33,562	$101,597
Balance at June 30, 2022	—	$—	—	$—	—	$—	36,925,639	$3,693	15,775,472	$1,578	$122,053,558	$(58,677,824)	$133,723	$63,514,728	$31,043,324	$94,558,052

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

1 As defined in Note 2 — Business Combination Agreement with Helix and Recapitalization included in MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in MoonLake’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 20, 2023

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in USD, except share data)
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	38,977,600	$3,898	13,723,511	$1,373	$129,192,291	$(80,650,212)	$350,946	$48,898,296	$19,868,402	$68,766,698
Share-based compensation under the equity incentive plan ESPP, ESOP, 2022 MoonLake Immunotherapeutics Equity Incentive Plan and reverse vesting of Restricted Founder Shares	—	—	—	—	1,875,992	—	—	1,875,992	701,195	2,577,187
Refund of stamp duty fees	—	—	—	—	3,517	—	—	3,517	1,406	4,923
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(9,004,856)	—	(9,004,856)	(3,214,131)	(12,218,987)
Other comprehensive loss	—	—	—	—	—	—	(12,625)	(12,625)	(5,047)	(17,672)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	176,603	18	(176,603)	(18)	237,049	—	1,787	238,836	(238,836)	—
Balance at March 31, 2023	39,154,203	$3,916	13,546,908	$1,355	$131,308,849	$(89,655,068)	$340,108	$41,999,160	$17,112,989	$59,112,149
Share-based compensation under the equity incentive plan ESPP, ESOP, 2022 MoonLake Immunotherapeutics Equity Incentive Plan and reverse vesting of Restricted Founder Shares	—	$—	—	$—	$1,247,416	$—	$—	$1,247,416	$250,245	$1,497,661
Issuance of Class A Ordinary Shares, net of transaction costs (Note 11)	9,744,894	$974	—	$—	$451,284,119	$—	$—	$451,285,093	$—	$451,285,093
Net loss for the three months ended June 30, 2023	—	$—	—	$—	$—	$(10,139,279)	$—	$(10,139,279)	$(2,214,108)	$(12,353,387)
Other comprehensive loss	—	$—	—	$—	$—	$—	$(348,906)	$(348,906)	$(82,655)	$(431,561)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	4,587,713	$459	(4,587,713)	$(459)	$5,709,595	$—	$43,922	$5,753,517	$(5,753,517)	$—
Balance at June 30, 2023	53,486,810	$5,349	8,959,195	$896	$589,549,979	$(99,794,347)	$35,124	$489,797,001	$9,312,954	$499,109,955

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in USD)

(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash flow from operating activities
Net loss	$(24,572,374)	$(33,296,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,579	5,776
Share-based payment	4,074,848	4,473,094
Net periodic pension benefit (gain) cost for the qualified pension plan	(26,776)	151,380
Other non-cash items	25,524	20,913
Changes in operating assets and liabilities:
Other receivables	(402,638)	(408,274)
Prepaid expenses	219,085	(3,663,606)
Trade and other payables	4,104,951	(778,229)
Accrued expenses and other current liabilities, excl. capital tax	(4,612,454)	(1,450,930)
Net cash flow used in operating activities	(21,183,255)	(34,946,347)

Cash flow from investing activities
Proceeds from maturities of short-term marketable debt securities	32,324,585	—
Purchase of property and equipment	—	(16,008)
Net cash flow provided by (used in) investing activities	32,324,585	(16,008)

Cash flow from financing activities
Issuance of Class A Ordinary Shares, net of transaction costs (Note 11)	451,285,093	—
Proceeds from Business Combination	—	134,646,009
Contribution for Par Value of Class V Shares	—	42,935
Repayment of loan liability	—	(15,000,000)
Net cash flow provided by financing activities	451,285,093	119,688,944

Effect of movements in exchange rates on cash held	(145,053)	(57,502)
Net change in cash and cash equivalents	462,281,370	84,669,087

Cash and cash equivalents, beginning of period	39,505,627	8,038,845
Cash and cash equivalents, end of period	$501,786,997	$92,707,932

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
Unless the context otherwise requires, “MoonLake” and the “Company” refer to the combined company following the Business Combination (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization included in MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in MoonLake’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 20, 2023 (the “Annual Report”)) consummated on April 5, 2022 (the “Closing Date”), together with its subsidiaries.

Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include those of the Company and its subsidiaries, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”) and MoonLake Immunotherapeutics Ltd., a private limited company incorporated in the United Kingdom, after elimination of all intercompany accounts and transactions. The accompanying unaudited condensed consolidated financial statements and notes hereto have been prepared in conformity with the rules and regulations of the SEC for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the FASB.
In the opinion of management, all material adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for the entire fiscal year or any other period. The unaudited condensed consolidated financial information for the three and six months ended June 30, 2023 and 2022 have been prepared on the same basis as and should be read in conjunction with MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report.

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
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of June 30, 2023 and 2022, the Company did not have any cash equivalents.
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
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in large financial institutions which, at times, may exceed the CHF 100,000 deposit protection limit in Switzerland, the $250,000 Federal Deposit Insurance Corporation deposit insurance coverage limit in the United States, or the GBP 85,000 Financial Services Compensation Scheme deposit protection limit in the United Kingdom. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. Additionally, the Company ensures further protection against credit risk by diversifying its cash holdings across a variety of credit institutions, thereby minimizing the potential impact of any adverse events on a single institution. Further, the Company's investment strategy for cash (in excess of current business requirements) is set to invest in short-term marketable debt securities. Management actively monitors credit risk in the investment portfolio. Credit risk exposures are controlled in accordance with policies approved by the board of directors to identify, measure, monitor and control credit risks.
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
Property and Equipment
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years. As of June 30, 2023, property and equipment, net relates to information technology and office equipment.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
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
Gains or losses from foreign currency translation are included in the consolidated statement of operations in "other income, net". The Company recognized foreign currency transaction gain of $108,844 and $280,652 for the three and six months ended June 30, 2023 (“the period ended June 30, 2023”), respectively. For the three and six months ended June 30, 2022, the Company recognized a foreign currency transaction gain of $268,292 and $340,553, respectively.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
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

Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first assessing whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. On April 29, 2021, MoonLake AG entered into an in-licensing agreement (the “In-License Agreement”) with Merck Healthcare KGaA, Darmstadt, Germany (“MHKDG”) to acquire the Sonelokimab program (the “SLK Program”) and determined that substantially all of the fair value of the gross assets acquired related to IPR&D of SLK. Therefore, this transaction was accounted for as an asset acquisition.

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
Pension Benefits
The Company accounts for pension assets and liabilities in accordance with ASC 715, Compensation – Retirement Benefits, which requires the recognition of the funded status of pension plans in the Company’s consolidated balance sheet. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method. The projected benefit obligation as of June 30, 2023 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service costs for such pension plans, represented in the net periodic benefit cost, are included in the personnel expenses of the various functions where the employees are engaged. The other components of net benefit cost are included in the consolidated statement of operations separately from the service cost component, in “other income, net”. Plan assets are recorded at their fair value.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

MoonLake does not have any finance leases. The Company has one operating lease related to the office space located in Dorfstrasse 29, 6300, Zug, Switzerland. The operating lease is recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. Right-of-Use (“RoU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses the incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments.

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

Based on the aggregate market value of the Company's Class A Ordinary Shares held by non-affiliates as of June 30, 2023, the Company believes it will become a “large accelerated filer” and no longer qualify as an emerging growth company or smaller reporting company as of December 31, 2023. Because the Company believes its emerging growth company and non-accelerated filer status will expire on December 31, 2023, the Company may be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, to include in its Annual Report on Form 10-K for the year ending December 31, 2023 an attestation report as to the effectiveness of the Company's internal control over financial reporting that is issued by its independent registered public accounting firm. In addition, beginning with the Company's

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, it expects to no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

Recently issued accounting pronouncements not yet adopted, that the Company plans to adopt, are not expected to have a material impact on the Company’s consolidated financial position, operating results, cash flows, or disclosures.

Note 3 – Risks and Liquidity
Going Concern, Liquidity and Capital Resources
The Company incurred a loss of $24.6 million for the six months ended June 30, 2023. As of June 30, 2023, the Company’s current assets exceeded its current liabilities by $499.2 million.

As of June 30, 2023, the Company had $501.8 million of cash and cash equivalents. Based on the Company's current operating plan, management believes that the Company has sufficient capital to fund its operations and capital expenditures until 2026.

Note 4 – Fair Value Measurements
The following table presents information about the Company's short-term marketable debt securities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	June 30, 2023		December 31, 2022
	Level 2	Total	Level 2	Total
Eurocommercial Papers	$—	$—	$42,552,608	$42,552,608
Certificates of Deposit	—	—	9,937,899	9,937,899
Total	$—	$—	$52,490,507	$52,490,507
Of which classified within cash and cash equivalents	—	—	19,881,399	19,881,399
Of which classified within short-term marketable debt securities	—	—	32,609,108	32,609,108

Cash, accounts payable and accrued liabilities approximate their fair values as of June 30, 2023 and December 31, 2022, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs.

Note 5 – Investments
The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets, and recognized in accumulated other comprehensive income:

Beginning balance, January 1, 2023	$390,753
Other comprehensive income before reclassifications	947,313
Amounts reclassified from accumulated other comprehensive income	(1,338,066)
Net current-period other comprehensive income (loss)	(390,753)
Ending balance, June 30, 2023	$—

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

As of June 30, 2023, the Company does not have any investments in marketable debt securities outstanding.

Note 6 — Prepaid Expenses

	June 30, 2023	December 31, 2022
Insurances	$2,078,431	$1,416,597
Non-clinical research and clinical development services	1,508,962	2,443,863
Other prepayments	372,990	319,008
Total	$3,960,383	$4,179,468
Prepaid expenses as of June 30, 2023 primarily relate to services expected to be received within the next 12 months.

Note 7 — Trade and Other Payables

	June 30, 2023	December 31, 2022
Research and development services and license fees	$3,704,709	$31,687
Supply and manufacturing fees payable	270,754	65,979
Other consulting and advisory services	107,953	51,658
Legal and intellectual property (“IP”) advisory fees payable	50,536	40,532
Other payables	225,971	65,116
Total	$4,359,923	$254,972

Note 8 — Accrued Expenses and Other Current Liabilities

	June 30, 2023	December 31, 2022
Research and development services and license fees	$1,135,176	$5,803,432
Bonuses and related employees compensation expenses	904,080	1,109,734
Consultant, tax and other fees	298,556	327,847
Legal fees	278,670	15,832
Total	$2,616,482	$7,256,845

Research and development expenses accrued for the six months ended June 30, 2023 primarily relate to the accrual of milestone payments in connection with Phase 2 clinical trials in the amount of $0.8 million.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

Payments under the Office Lease are fixed. The annual discount rate applied is 0.8%.

The future minimum annual lease payments under these operating leases as of June 30, 2023 are as follows:

Three months ended June 30, 2023	Amount
2023 (remaining 6 months)	$79,657
2024	132,761
Total lease payments	212,418
Less imputed interest	(1,180)
Total lease liability	211,238
Less current portion of operating lease liability	(158,221)
Long-term portion operating lease liability	$53,017

The Company recorded lease expense related to its operating lease right of use asset of $78,270 for the period ended June 30, 2023.

Note 10 — Employee Benefit Plans
The Company operates a defined benefit pension plan in Switzerland (the "Plan”) and a defined contribution pension plan in the United Kingdom, in accordance with local regulations and practices. As of June 30, 2023 the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment.
Components of Net Periodic Benefit Cost under the Plan

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Service cost	$30,663	$109,607	$60,477	$225,965
Interest cost	7,657	1,229	15,102	2,533
Expected return on plan assets	(9,127)	(3,771)	(18,002)	(7,775)
Amortization of unrecognized loss	—	442	—	910
Total Net Periodic Benefit Cost	$29,193	$107,507	$57,577	$221,633
The components of net periodic benefit cost other than the service cost component are included in general and administrative expense in the Company's unaudited condensed consolidated statements of operations.
Employer Contributions under the Plan
For the six months ended June 30, 2023, $86,473 (CHF 76,810) of contributions were made to the Plan. The Company presently anticipates contributing an additional estimated amount of $86,473 (CHF 76,810) to fund the Plan in 2023 for a total of $172,945 (CHF 153,620).

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
Note 11 — Shareholders’ Equity (Deficit)

	Class A Ordinary Shares(1)		Class C Ordinary Shares(1)		Total Number of Ordinary Shares
	Authorized	Issued	Authorized	Issued	Authorized	Issued and Outstanding
Balance - January 1, 2023	500,000,000	38,977,600	100,000,000	13,723,511	600,000,000	52,701,111
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	176,603	—	(176,603)	—	—
Balance - March 31, 2023	500,000,000	39,154,203	100,000,000	13,546,908	600,000,000	52,701,111
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	4,587,713	—	(4,587,713)	—	—
Issuance of Class A Ordinary Shares	—	9,744,894	—	—	—	9,744,894
Balance - June 30, 2023	500,000,000	53,486,810	100,000,000	8,959,195	600,000,000	62,446,005
(1) Fully paid-in registered shares with a par value of $0.0001
As of June 30, 2023, the Company had the following classes of shares:
Class A Ordinary Shares
On April 6, 2022, the Company's Class A Ordinary Shares began trading on The Nasdaq Capital Market ("Nasdaq") under the symbol “MLTX”. As of June 30, 2023, there were 53,486,810 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote per share.
Class C Ordinary Shares
As of June 30, 2023, there were 8,959,195 Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, with a par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
At the closing of the Business Combination (the "Closing"), MoonLake, MoonLake AG and each ML Party entered into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would enjoy if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposes certain transfer and other restrictions on the ML Parties (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization included in MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report), (ii) provides for the waiver of certain statutory rights and (iii) establishes certain mechanics whereby MoonLake and each of the ML Parties are able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares equal to the Exchange Ratio (as defined in Note 3 — Basis of Presentation included in MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report). On April 3 and 5, 2023, and on June 2, 2023, pursuant to the A&R Shareholders’ Agreement, certain ML Parties, which include certain executive officers of the Company, submitted exchange notices to the Company, pursuant to which such ML Parties effected, in the aggregate, the conversion of 136,382 MoonLake AG Common Shares and 4,587,713 Class C Ordinary Shares into 4,587,713 Class A Ordinary Shares using the Exchange Ratio. The foregoing description of the A&R Shareholders’ Agreement is not complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the A&R Shareholders’ Agreement filed as an exhibit on the Company's Current Report on Form 8-K filed with the SEC on April 11, 2022.

Equity Offerings
At-the-Market Offering
On May 11, 2023, the Company entered into a Sales Agreement with SVB Securities LLC (the “Sales Agreement”), through which the Company may issue and sell up to $200,000,000 of its Class A Ordinary Shares (“the ATM Shares”), through SVB Securities LLC as its sales agent. The ATM Shares to be sold under the Sales Agreement, if any, would be issued and sold pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-271546), which was declared effective by the SEC on May 9, 2023, and a prospectus supplement thereto filed with the SEC on May 11, 2023.

On June 27, 2023, the Company reduced the maximum aggregate offering amount of its Class A Ordinary Shares that may be issued and sold under the Sales Agreement to $0 and no longer intends to sell the Class A Ordinary Shares under the Sales Agreement unless the Company files a further prospectus supplement indicating an amount of shares proposed to be sold. As of June 30, 2023, 544,894 Class A Ordinary Shares have been sold under the Sales Agreement, for aggregate net proceeds of approximately $14.6 million, after deducting sales agent's commissions and transaction costs in the amount of $0.6 million.

Public Offering of Class A Ordinary Shares
On June 27, 2023, the Company entered into an underwriting agreement with SVB Securities LLC and Guggenheim Securities LLC as the representatives of the underwriters named therein, to issue and sell 8,000,000 Class A Ordinary Shares at a public offering price of $50.00 per share (the “Offering”). In addition, the Company granted the underwriters an option for a period of 30 days to purchase up to an additional 1,200,000 Class A Ordinary Shares at the public offering price less the underwriting discounts and commissions (the “Option”), and such Option was exercised in full by the underwriters.

The Offering closed on June 30, 2023, and net proceeds from the Offering, including proceeds from the exercise in full by the underwriters of the Option, were $436.7 million, after deducting the underwriting discounts and commissions and the offering expenses in the amount of $23.3 million.

Note 12 — Net Loss per Share
As a result of the Business Combination, the Company has retroactively restated the weighted average number of outstanding shares prior to April 5, 2022 to give effect to the Exchange Ratio.
The following table sets forth the loss per share calculations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to controlling interests shareholders	$(10,139,279)	$(12,120,719)	$(19,144,135)	$(22,754,974)

Denominator
Total weighted average number of outstanding shares	43,718,464	35,201,713	41,403,084	20,191,072

Net loss per share – basic and diluted	$(0.23)	$(0.34)	$(0.46)	$(1.13)
The weighted average number of shares used to calculate the net loss per share – basic for the three and six months ended June 30, 2023 excludes 8,959,195 Class C Ordinary Shares as they do not carry economic rights.
In the event that ML Parties (other than Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.) elected to convert their 266,336 MoonLake AG Common Shares into 8,959,195 Class A Ordinary Shares, the weighted average number of shares outstanding would have been 52,915,167 and 52,808,731 for the three and six months ended June 30, 2023, resulting in a net loss per share of $(0.23) and $(0.47), respectively. Upon conversion, 8,959,195 Class C Ordinary Shares would be forfeited and there would no longer be any noncontrolling interests.
Upon conversion, the Company's number of Class A Ordinary Shares outstanding would be 62,446,005 as of August 10, 2023, the date the unaudited condensed consolidated financial statements were issued.

Note 13 — Share-based Compensation
As at June 30, 2023 the Company had the following share-based compensation arrangements:
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
As a result of the Business Combination, the Company has adjusted the share numbers related to the Restricted Founder Shares and Common Shares (under the ESPP and ESOP) prior to the Business Combination by the Exchange Ratio. The assumptions used in the valuation of the awards granted prior to the Closing have not been adjusted. The reference to “Common Shares” refers to shares in MoonLake AG.
MoonLake AG's compensation plans are settled with Common Shares, and with a number of Class C Ordinary Shares determined by multiplying the number of Common Shares by the Exchange Ratio. The owners of Common Shares have the right to exchange their Common Shares for a number of Class A Ordinary Shares derived using the Exchange Ratio. In the event MoonLake AG shareholders elect to exchange their Common Shares, such MoonLake AG shareholder forfeits a number of Class C Ordinary Shares equal to the number of Class A Ordinary Shares issued (refer to Note 11 — Shareholders’ Equity (Deficit) - Class C Ordinary Shares).

For the three and six months ended June 30, 2023, the Company has recognized an increase in equity in the condensed consolidated balance sheet, and share-based compensation expense in the condensed consolidated statement of operations of $1.5 million and $4.1 million, respectively. The share-based compensation expense was driven by the following share-based compensation plans and programs:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

Compensation Plan	Three months ended June 30, 2023	Three months ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
MoonLake AG Restricted Founder Shares	$364,218	$1,197,953	$1,574,300	$2,408,035
ESPP	771,313	1,056,516	1,828,267	1,749,194
ESOP	171,058	114,615	359,297	200,726
MoonLake Immunotherapeutics 2022 Equity Incentive Plan	191,072	115,139	312,984	115,139
Total share-based compensation expense	$1,497,661	$2,484,223	$4,074,848	$4,473,094
Of which: included in research and development expense	301,104	138,037	888,098	218,930
Of which: included in general and administrative expense	1,196,557	2,346,186	3,186,750	4,254,164

As of June 30, 2023, 22,756 treasury shares (the equivalent of 765,482 Class C Ordinary Shares) and 13,408 Common Shares (the equivalent of 451,028 Class C Ordinary Shares) issuable from the authorized conditional capital shares remain available for future grants under the ESPP and the ESOP by MoonLake AG.

MoonLake AG - Restricted Founder Shares
On April 28, 2021, the shareholders’ agreement between the co-founders, the Series A investors and MoonLake AG imposed a reverse vesting condition on 90% of the total 110,000 Common Shares (the equivalent of 3,700,257 Class C Ordinary Shares) held by each of the three co-founders. Therefore, 99,000 Common Shares (the equivalent of 3,330,231 Class C Ordinary Shares) held by each of the co-founders were subject to these restrictions and considered unvested (the “Restricted Founder Shares”). The Restricted Founder Shares vested on the 28th of each month at a rate of 4.166% over a period of two years until April 28, 2023. If, before the end of the vesting period, the contractual relationship of the relevant co-founders was terminated, MoonLake AG in first priority, or any third party designated by it, and the other shareholders in second priority pro rata to their shareholdings, would have had an option to purchase all or a pro rata portion of the shares of the leaver that were unvested on the day the termination became effective at nominal value of CHF 0.10 (equivalent of $0.0001) per share.
The assumptions used in the valuation of the Restricted Founder Shares awarded are summarized below:

Grant date	4/28/2021
Estimated fair value per share of Restricted Founder Shares on the grant date ($) (1)	49
Estimated fair value of Restricted Founder Shares on the resignation date of one of the co-founders of MoonLake AG ($) (2)	336.39
Purchase price (CHF)	0.10
(1) MoonLake AG estimated the fair value of the Restricted Founder Shares with reference to the market-based transaction with the other Series A Preferred Shares Investors (refer to Note 9 of MoonLake AG's audited consolidated financial statements for the year ended December 31, 2021, as filed by Helix Acquisition Corp. together with its revised definitive proxy soliciting materials with the SEC on March 4, 2022.

(2) MoonLake AG estimated the fair value of the Restricted Founder Shares at co-founder’s resignation date by dividing the Company Enterprise Value ($360,000,000) as defined by the Business Combination Agreement by the Company’s fully diluted shares (1,070,196).

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

Grants awarded
Program	Restricted Founder Shares
Awards unvested at January 1, 2022	4,440,308
Awards vested for the six months ended June 30, 2022	(1,665,116)
Awards unvested at June 30, 2022	2,775,192

Awards unvested at January 1, 2023	1,110,078
Awards vested for the six months ended June 30, 2023	(1,110,078)
Awards unvested at June 30, 2023	—

Employee Share Participation Plan (ESPP) 2021-2025 - MoonLake AG
The ESPP grants will vest 25% on each anniversary of the grant date. In the event of a termination of contractual relationship between the Company and the entitled employee, the awards can be deemed forfeited by MoonLake AG if certain conditions are met. Awards feature an accelerated vesting condition linked to a “Change of Control”, defined as any transfer of shares that results in the proposed acquirer holding more than 50% of the then issued share capital of MoonLake AG or the Company, as the case may be, where all the outstanding awards (whether currently outstanding or granted in the future) will be deemed fully vested. For awards made after September 30, 2021, the Closing between MoonLake AG and Helix Acquisition Corp. ("Helix") does not qualify as a Change of Control.

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

Grants awarded
Program	ESPP
Awards issued as of January 1, 2022	1,060,561
Additional awards granted for the six months ended June 30, 2022	1,177,354
Awards issued as of June 30, 2022	2,237,915
Of which vested at June 30, 2022	—

Awards issued as of January 1. 2023	2,237,915
Additional awards granted for the six months ended June 30, 2023	—
Awards issued as of June 30, 2023	2,237,915
Of which vested at June 30, 2023	1,452,115
As of June 30, 2023, MoonLake AG had $7.7 million of total unrecognized compensation expense related to the ESPP that will be recognized over the weighted average period of 2.55 years.

Employee Stock Option Plan (ESOP) 2021-2025 - MoonLake AG

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
The ESOP grants will vest 25% on each anniversary of the grant date. In the event of a termination of contractual relationship between the Company and the entitled employee, options can be deemed forfeited by MoonLake AG if certain conditions are met. Awards feature an accelerated vesting condition linked to a “Change of Control”, defined as any transfer of shares that results in the proposed acquirer holding more than 50% of the then issued share capital of MoonLake AG or the Company, as the case may be, where all the outstanding awards (whether currently outstanding or granted in the future) will be deemed fully vested. For awards made after September 30, 2021, the Closing between MoonLake AG and Helix does not qualify as a Change of Control.

ESOP 2021
Weighted average assumptions for the awards issued during the six months ended June 30, 2022
Grant dates	05/01/2022, 06/22/2022
Estimated fair value of the option on the grant date using Black-Scholes model ($)	4.21
Exercise price (USD)	3.64
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	3%
Expected dividend rate	0%
(1) The expected term represents the period that share-based awards are expected to be outstanding.
(2) The expected volatility was derived from the historical stock volatilities of comparable peer public companies within the Company’s industry.
(3) The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date with maturities approximately equal to the expected term.

Weighted average assumptions for the awards issued during the six months ended June 30, 2023
Grant dates	01/01/2023, 04/24/2023
Estimated fair value of the option on the grant date using Black-Scholes model ($)	8.48
Exercise price (USD)	12.51
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	3%
Expected dividend rate	0%
(1) The expected term represents the period that share-based awards are expected to be outstanding.
(2) The expected volatility was derived from the historical stock volatilities of comparable peer public companies within the Company’s industry.
(3) The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date with maturities approximately equal to the expected term.

Grants awarded
Program	ESOP
Awards issued as of January 1, 2022	224,033
Additional awards granted for the six months ended June 30, 2022	242,737
Awards issued as of June 30, 2022	466,770
Of which exercisable at June 30, 2022	—

Awards issued as of January 1, 2023	466,770
Additional awards granted for the six months ended June 30, 2023	55,100
Awards issued as of June 30, 2023	521,870
Of which exercisable at June 30, 2023	186,593

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

As of June 30, 2023, MoonLake AG had $1.9 million of total unrecognized compensation expense related to the ESOP that will be recognized over the weighted average period of 2.74 years.

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

Weighted average assumptions for the awards issued during the six months ended June 30, 2022
Grant dates	04/06/2022
Estimated fair value of the option on the grant date using Black-Scholes model ($)	8.25
Exercise price (CHF)	12.25
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	3%
Expected dividend rate	-
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

Weighted average assumptions for the awards issued during the six months ended June 30, 2023
Grant dates	06/08/23
Estimated fair value of the option on the grant date using Black-Scholes model ($)	19.92
Exercise price (CHF)	29.18
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	4%
Expected dividend rate	0
(1) The expected term represents the period that share-based awards are expected to be outstanding.
(2) The expected volatility was derived from the historical stock volatilities of comparable peer public companies within the Company’s industry.
(3) The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date with maturities approximately equal to the expected term.

Grants awarded
Program	MoonLake Immunotherapeutics 2022 Equity Incentive Plan
Awards issued as of January 1, 2022	—
Additional awards granted for the three months ended June 30, 2022	180,000
Awards issued as of June 30, 2022	180,000
Of which exercisable at June 30, 2022	—

Awards issued as of January 1, 2023	180,000
Additional awards granted for the six months ended June 30, 2023	56,485
Awards issued as of June 30, 2023	236,485
Of which exercisable at June 30, 2023	60,000

As of June 30, 2023, the Company had $1.9 million of total unrecognized compensation expense related to the Equity Incentive Plan that will be recognized over the weighted average period of 1.57 years.

Note 14 — Income Taxes
The Company's effective tax rate (“ETR”) was 0.1% and 0.1% for the three and six months ended June 30, 2023, respectively, and 0.0% and 0.0% for the three and six months ended June 30, 2022, respectively. The Company is not aware of any items that would cause the quarterly ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the Company's loss before income taxes and the income tax provision recorded was primarily attributable to the change in the valuation allowance. The Company continues to incur losses for the entities domiciled in the Cayman Island and Switzerland, and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not.

Note 15 — Commitments and Contingencies

Commitments
The Company has entered into agreements as of June 30, 2023 primarily in regard to clinical and non-clinical research program expenses for SLK.

As of June 30, 2023, the total committed amount under these agreements not yet recognized amounted to $20.1 million.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
The Company's In-License Agreement includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($325.1 million using a June 30, 2023 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK Program, the Company, at its sole discretion, can terminate all or part of the SLK Program.

In addition, on May 12, 2023, MoonLake AG entered into an agreement with Research Cooperation Technologies, Inc. (“RCT”) and MHKDG, effective as of June 1, 2023, pursuant to which the Company was granted a royalty-bearing, nonexclusive, sublicensable right and license under RCT’s patents and know-how related to a manufacturing process using an underlying yeast strain, Pichia pastoris, to develop, manufacture, use, sell, offer for sale, and import and otherwise commercialize SLK on a world-wide basis, subject to certain restrictions. This agreement replaces the Company’s sublicense for similar rights under the In-License Agreement. In the aggregate, the Company is required to pay royalties within the range of low to mid-teen percent of net sales under the aforementioned agreements with MHKDG and RCT. Royalties will be recognized in the consolidated statement of operations when net sales are recognized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023, appearing elsewhere in this quarterly report (“Quarterly Report”) on Form 10-Q, and with MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 20, 2023 (our “Annual Report”). Our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and presented in United States dollars ($).

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

•the impact of adverse business and economic conditions including inflationary pressures, general economic slowdown or a recession, increasing interest rates, and changes in monetary policy, banking institution instability and the prospect of a shutdown of the U.S. federal government;

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

•our ability to renew existing contracts;

•our limited operating history;

•our ability to respond to general economic conditions;

•litigation and the ability to adequately protect our intellectual property rights; and

•the other factors described under the caption “Risk Factors” in our Annual Report, as may be updated in this Quarterly Report on Form 10-Q, and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are a clinical-stage biotechnology company advancing therapies to address significant unmet needs in inflammatory skin and joint diseases. Our novel tri-specific Nanobody®, Sonelokimab (“SLK”), is an IL-17A and IL-17F inhibitor that has the potential, based on high response levels in clinical trials, to drive disease modification in dermatology and rheumatology patients.

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

We develop SLK in inflammatory diseases in dermatology and rheumatology where the pathophysiology is known to be driven by IL-17A and IL-17F. This group of diseases comprises our initial target diseases (HS and PsA) among several other inflammatory conditions (including axial spondyloarthritis and moderate-to-severe PsO). Our initial target diseases affect millions of people worldwide, and we believe there is a need for improved treatment options. SLK’s purposefully designed molecular characteristics, including its albumin binding site, are intended to facilitate deep tissue penetration in the skin and joints. In May 2022, we initiated our Phase 2 trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in December 2022, we initiated our Phase 2 trial in patients with active PsA (the ARGO trial (M1095-PSA-201)). In June 2023, we announced positive top-line results from our MIRA trial, which met its primary endpoint of Hidradenitis Suppurativa Clinical Response (HiSCR) 75. Top-line 24-week data is expected in mid-October 2023. The ARGO trial has received U.S. Food and Drug Administration ("FDA") clearance and U.S. central Institutional Review Board approval. In July 2023, we announced that we successfully completed patient randomization ahead of schedule. We expect a primary endpoint readout in the first half of November of this year. There are several additional indications that we could choose to explore, if warranted. Currently, we do not plan to initiate Phase 3 clinical trials in PsO, but we will continue to evaluate this option in the future.

On April 5, 2022, we completed the Business Combination (as defined below) which raised $134.7 million net of transaction related expenses. During the three months ended June 30, 2023, we completed two equity offerings which raised an additional $14.6 million and $436.7 million. As of June 30, 2023, we had $501.8 million of cash and cash equivalents. Based on our current operating plans, we believe that our existing cash and cash equivalents, together amounting to $501.8 million, will be sufficient to fund our operating expenses and capital expenditure requirements until 2026.

We do not have any product candidates approved for commercial sale, and we have not generated any revenue from product sales. Our ability to generate revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of SLK in one or more indications, which we expect to take a number of years. We expect to continue to incur significant expenses and operating losses for at least the next four years as we continue the development of SLK and prepare for commercial launches. It is expected that operating losses will fluctuate significantly from year to year depending on the timing of our planned clinical development programs and efforts to achieve regulatory approval.

Equity Offerings

At-the-Market Offering
On May 11, 2023, we entered into a Sales Agreement with SVB Securities LLC (the “Sales Agreement”), through which we may issue and sell up to $200,000,000 of our Class A Ordinary Shares (“the ATM Shares”), through SVB Securities LLC as sales agent. The ATM Shares to be sold under the Sales Agreement, if any, would be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-271546), which was declared effective by the SEC on May 9, 2023, and a prospectus supplement thereto filed with the SEC on May 11, 2023.

On June 27, 2023, in connection with the Offering (as defined below), we reduced the maximum aggregate offering amount of our Class A Ordinary Shares that may be issued and sold under the Sales Agreement to $0 and no longer intend to sell the Class A Ordinary Shares under the Sales Agreement unless we file a further prospectus supplement indicating an amount of shares proposed to be sold.

As of June 30, 2023, 544,894 Class A Ordinary Shares have been sold under the Sales Agreement for aggregate net proceeds of approximately $14.6 million, after deducting sales agent's commissions and transaction cost in the amount of $0.6 million.

Public Offering of Class A Ordinary Shares
On June 27, 2023, we entered into an underwriting agreement with SVB Securities LLC and Guggenheim Securities LLC as the representatives of the underwriters named therein to issue and sell 8,000,000 Class A Ordinary Shares at a public offering price of $50.00 per share (the “Offering”). In addition, we granted the underwriters an option for a period of 30 days to purchase up to an additional 1,200,000 Class A Ordinary Shares at the public offering price less the underwriting discounts and commissions (the “Option”), and such Option was exercised in full by the underwriters.

The Offering closed on June 30, 2023, and net proceeds from the Offering, including proceeds from the exercise in full by the underwriters of the Option, were $436.7 million, after deducting the underwriting discounts and commissions and the offering expenses in the amount of $23.3 million.

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

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Helix was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of MoonLake AG issuing shares for the net assets of Helix, accompanied by a recapitalization, whereby no goodwill or other intangible assets was recorded. Operations prior to the Business Combination are those of MoonLake AG.

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
•Granting share-based compensation awards and vesting of existing plans — We expect to continue to grant awards to selected employees, directors and non-employees pursuant to the MoonLake AG’s Employee Stock Option Plan, MoonLake AG’s Employee Share Participation Plan (“ESPP”), and MoonLake Immunotherapeutics 2022 Equity Incentive Plan. Further, we expect to continue to incur share-based compensation charges in connection with the above-mentioned plans.

We also expect to incur additional legal, accounting, investor relations and other expenses associated with operating as a public company and as we continue to grow our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We expect our existing cash and cash equivalents to be sufficient to advance the development of SLK in multiple indications, including Phase III clinical studies in Hidradenitis Suppurativa, and to submit a Biologics License Application (“BLA”) for SLK. Clinical development involves a lengthy and expensive process with uncertain outcomes and is subject to risks described under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, including that our preclinical studies or clinical trials may not be conducted as planned or completed on schedule and may not satisfy the requirements of the FDA, EMA, or other comparable foreign regulatory authorities. If we are required to conduct additional preclinical studies or clinical trials of SLK beyond those that we currently contemplate, if we are delayed or unable to successfully complete clinical trials of SLK or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may require additional funding. Moreover, we will require additional capital to commercialize SLK and to discover, develop, obtain regulatory approval and commercialize any future product candidates, as applicable. We do not have any committed external source of funds. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like us, and broader macroeconomic factors, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, may preclude us from successfully raising additional capital.

If we do not raise additional capital, we may not be able to expand our operations or otherwise capitalize on our business opportunities, our business and financial condition will be negatively impacted and we may need to: significantly delay, scale back or discontinue research and discovery efforts and the development or commercialization of SLK or any other product candidates or cease operations altogether; seek strategic alliances for research and development programs when we otherwise would not, or at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or relinquish, or license on unfavorable terms, our rights to technologies or SLK or any other product candidates that we otherwise would seek to develop or commercialize ourselves

Foreign Currency

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

Gain or losses from foreign currency translation are included in "other income, net" in the unaudited condensed consolidated statement of operations. We recognized foreign currency transaction gain of $108,844 and $280,652 for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, MoonLake AG recognized and a foreign currency transaction gain of $268,292 and $340,553, respectively.

Results of Operations
Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Change	Change %

Operating expenses
Research and development	$(8,703,849)	$(11,400,541)	$2,696,692	(23.7)%
General and administrative	(4,482,041)	(6,251,636)	1,769,595	(28.3)%
Total operating expenses	(13,185,890)	(17,652,177)	4,466,287	(25.3)%
Operating loss	(13,185,890)	(17,652,177)	4,466,287	(25.3)%

Other income, net	842,652	245,130	597,522	243.8%
Loss before income tax	(12,343,238)	(17,407,047)	5,063,809	(29.1)%

Income tax expense	(10,149)	(9,282)	(867)	9.3%
Net loss	(12,353,387)	(17,416,329)	5,062,942	(29.1)%

Net unrealized loss on marketable securities and short term investments	(415,225)	—	(415,225)	—
Actuarial gain (loss) on employee benefit plans	(16,336)	101,597	(117,933)	(116.1)%
Other comprehensive income (loss)	(431,561)	101,597	(533,158)	(524.8)%
Comprehensive loss	$(12,784,948)	$(17,314,732)	$4,529,784	(26.2)%
Research and Development

Research and development expenses were $8.7 million for the three months ended June 30, 2023, compared to $11.4 million for the three months ended June 30, 2022. The decrease of $2.7 million was due to a decrease of $6.1 million related to research and development services and milestones expenses incurred under the In-License Agreement and a decrease of $1.9 million in relation to supply and logistic services for clinical development trials. The decreases were partially offset by an increase of $4.0 million in the expenses related to the conduct of clinical development trials with CROs, an increase of $0.3 million in personnel-related costs to support the research and development effort, an increase of $0.2 million related to contracted non-clinical research expenses, an increase of $0.2 million related to share-based compensation, and an increase of $0.6 million related to other research and development expenses.

General and Administrative
General and administrative expenses were $4.5 million for the three months ended June 30, 2023, compared to $6.3 million for the three months ended June 30, 2022. The decrease of $1.8 million was due to a decrease of $1.1 million in share-based compensation, a decrease of $1.0 million in professional and other fees sustained in anticipation of the Business Combination in connection with operating as a public company, a decrease of $0.2 million of insurance expenses, and a decrease of $0.1 million of marketing expenses. The decreases were partially offset by an increase of $0.3 million in personnel-related costs to support organizational growth, and $0.3 million related to other general and administrative expenses.

Other Income, Net

For the three months ended June 30, 2023, we recognized $0.8 million in other income, compared to an income of $0.2 million for the three months ended June 30, 2022. The increase of $0.6 million is primarily due to realized interest on cash investments in short-term marketable debt securities in the amount of $0.8 million.
Income Tax Expense
For the three months ended June 30, 2023 and June 30, 2022, we recognized an income tax expense of $10,149 and $9,282, respectively, which was related to corporate income tax of the U.K. subsidiary.
Other Comprehensive Income (Loss)

For the three months ended June 30, 2023, we recognized $0.4 million in other comprehensive loss, compared to an other comprehensive income of $0.1 million for the three months ended June 30, 2022. The decrease of $0.5 million is due to a change in the actuarial gain (loss) on employee benefit plans following a decrease in the discount rates used to measure the present value of the liabilities, which has increased the net liability position as of June 30, 2023, and to a reclassification of unrealized gains of our matured cash investments in short-term marketable debt securities from accumulated other comprehensive to "other income, net" in the consolidated statement of operations.

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Change	Change %

Operating expenses
Research and development	$(16,118,949)	$(21,655,404)	$5,536,455	(25.6)%
General and administrative	(9,998,510)	(11,939,088)	1,940,578	(16.3)%
Total operating expenses	(26,117,459)	(33,594,492)	7,477,033	(22.3)%
Operating loss	(26,117,459)	(33,594,492)	7,477,033	(22.3)%

Other income, net	1,566,242	314,635	1,251,607	397.8%
Loss before income tax	(24,551,217)	(33,279,857)	8,728,640	(26.2)%

Income tax expense	(21,157)	(16,614)	(4,543)	27.3%
Net loss	(24,572,374)	(33,296,471)	8,724,097	(26.2)%

Net unrealized loss on marketable securities and short term investments	(390,753)	—	(390,753)	-
Actuarial gain (loss) on employee benefit plans	(58,481)	367,866	(426,347)	(115.9)%
Other comprehensive income (loss)	(449,234)	367,866	(817,100)	(222.1)%
Comprehensive loss	$(25,021,608)	$(32,928,605)	$7,906,997	(24.0)%

Research and Development

Research and development expenses were $16.1 million for the six months ended June 30, 2023, compared to $21.7 million for the six months ended June 30, 2022. The decrease of $5.5 million was due to a decrease of $6.9 million related to research and development services and milestones expenses incurred under the In-License Agreement and a decrease of $1.2 million in relation to supply and logistic services for clinical development trials. The decreases were partially offset by an increase of $0.7 million related to share-based compensation, an increase of $0.4 million in the expenses related to the conduct of clinical development trials with CROs, an increase of $0.4 million in personnel-related costs to support the research and development effort, an increase of $0.3 million related to contracted non-clinical research expenses, and an increase of $0.8 million related to other research and development expenses.

General and Administrative
General and administrative expenses were $10.0 million for the six months ended June 30, 2023, compared to $11.9 million for the six months ended June 30, 2022. The decrease of $1.9 million was due to a decrease of $1.8 million in professional and other fees sustained in anticipation of the Business Combination in connection with operating as a public company, a decrease of $1.1 million in the share-based compensation, and a decrease of $0.1 million of marketing expenses. The decreases were partially offset by an increase of $0.4 million of insurance expenses, an increase of $0.2 million in personnel-related costs to support organizational growth, and an increase of $0.5 million related to other general and administrative expenses.
Other Income, Net

For the six months ended June 30, 2023, we recognized $1.6 million in other income, compared to an income of $0.3 million for the six months ended June 30, 2022. The increase of $1.3 million is due to realized interest on cash investments in short-term marketable debt securities.
Income Tax Expense
For the six months ended June 30, 2023 and June 30, 2022, we recognized an income tax expense of $21,157 and $16,614, respectively, which was related to corporate income tax of the U.K. subsidiary.
Other Comprehensive Income (Loss)

For the six months ended June 30, 2023, we recognized $0.4 million in other comprehensive loss, compared to an other comprehensive income of $0.4 million for the six months ended June 30, 2022. The decrease of $0.8 million is due to a change in the actuarial gain (loss) on employee benefit plans following a decrease in the discount rates used to measure the present value of the liabilities, which has increased the net liability position as of June 30, 2023, and to a reclassification of unrealized gains of our matured cash investments in short-term marketable debt securities from accumulated other comprehensive to "other income, net" in the consolidated statement of operations.

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

For the six months ended June 30, 2023, we incurred a loss of $24.6 million, which includes non-cash items such as share-based compensation expense, and a cash outflow from operations of $21.2 million. As of June 30, 2023, we had a total of $501.8 million in cash and cash equivalents. Based on our current operating plans, we believe our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements until 2026.
We expect to incur significant expenses and operating losses for at least the next four years, assuming we continue the clinical development of, and seek regulatory approval for, our product candidate under an in-licensing agreement. It is expected that operating losses will fluctuate significantly from year to year due to the timing of clinical development programs and efforts to achieve regulatory approval. We will require substantial additional funding to develop our product candidate and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include income from collaborations, strategic partnerships, or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to fund our operating expense requirements. Refer to “Risk Factors — Risks Related to Our Limited Operating History, Business, Financial Condition, and Results of Operations” in our Annual Report for further details related to the risk of raising additional capital to fund our operations.
Cash Flows

The following table summarizes our cash flows for the periods indicated.

	For the six months ended
	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(21,183,255)	$(34,946,347)
Net cash provided by (used in) investing activities	32,324,585	(16,008)
Net cash provided by financing activities	451,285,093	119,688,944
Effect of movements in exchange rates on cash held	(145,053)	(57,502)
Net increase in cash and cash equivalents	$462,281,370	$84,669,087
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

Net cash used in operating activities was $21.2 million and $34.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively, and was primarily related to clinical development research, compensation and personnel-related expenses, legal, and consulting expenses.
Cash Flows from Investing Activities
During the six months ended June 30, 2023, $32.3 million of net cash provided by investing activities related to the maturities of the principal of short-term marketable debt securities with original maturities longer than three months. During the six months ended June 30, 2022, net cash used in investing activities of $16,008 related to purchases of office equipment.

Cash Flows from Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities was $451.3 million consisting primarily of the net proceeds from the shares sold under the Sales Agreement and in the Offering.

During the six months ended June 30, 2022, net cash provided by financing activities was $119.7 million consisting primarily of $134.7 million net proceeds from the Business Combination offset by the $15.0 million loan repayment to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P..

Contractual Obligations and Commitments
The following summarizes our significant contractual obligations and other obligations as of June 30, 2023:

	Total	Less than 1 year	1 to 5 Years	More than 5 years

Purchase obligations(1)	$20,059,730	$14,599,704	$5,460,026	—
Lease commitments(2)	211,238	158,429	52,809	—
Total contractual obligations	$20,270,968	$14,758,133	$5,512,835	—
____________
(1)   Purchase obligations refer to an agreement to purchase goods or services that is enforceable and legally binding on the Company that specifies all significant terms. The figures presented relate to contractual commitments towards contract manufacturing and contract research organizations.
(2)   We have committed ourselves to a lease contract, with a term that commenced on November 1, 2021. We have accounted for the office lease arrangement as an operating lease through the unaudited condensed consolidated statement of operations for the three months ended June 30, 2023. The future lease commitments relate to office contract for our headquarters in Zug, Switzerland and reflects minimum payments due.
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

Based on the aggregate market value of our Class A Ordinary Shares held by non-affiliates as of June 30, 2023, we believe we will become a “large accelerated filer” and no longer qualify as an emerging growth company or smaller reporting company as of December 31, 2023. Because we believe our emerging growth company and non-accelerated filer status will expire on December 31, 2023, we may be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, to include in our Annual Report on Form 10-K for the year ending December 31, 2023 an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. In addition, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, we expect to no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Sales Agreement, dated May 11, 2023, between MoonLake Immunotherapeutics and SVB Securities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023)

10.2*	Novation, Amended and Restatement of License Agreement, dated June 1, 2023, between MoonLake Immunotherapeutics AG, Research Corporation Technologies, Inc. and Merck KGaA.
10.3*+	Amended and Restated Employee Stock Option Plan of MoonLake Immunotherapeutics AG, dated June 15, 2023
10.4*+	Amended and Restated Employee Share Participation Plan of MoonLake Immunotherapeutics AG, dated June 15, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Furnished.
+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	August 10, 2023	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	August 10, 2023	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)