Form 10-Q
period 2023-09-30
MoonLake Immunotherapeutics
filed 2023-11-14
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, there were 59,940,529 Class A Ordinary Shares, $0.0001 par value (the "Class A Ordinary Shares"), and 2,505,476 Class C Ordinary Shares, $0.0001 par value (the "Class C Ordinary Shares"), issued and outstanding.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MOONLAKE IMMUNOTHERAPEUTICS
s
s

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in USD, except share data)

	September 30, 2023 (Unaudited)	December 31, 2022
Current assets
Cash and cash equivalents	$318,165,809	$39,505,627
Short-term marketable debt securities	177,812,899	32,609,108
Other receivables	720,755	217,129
Prepaid expenses	3,310,281	4,179,468
Total current assets	500,009,744	76,511,332

Non-current assets
Operating lease right-of-use assets	169,422	282,580
Property and equipment, net	39,520	49,389
Total non-current assets	208,942	331,969
Total assets	$500,218,686	$76,843,301

Current liabilities
Trade and other payables	$3,404,728	$254,972
Short-term portion of operating lease liabilities	156,338	153,629
Accrued expenses and other current liabilities	6,746,951	7,256,845
Total current liabilities	10,308,017	7,665,446

Non-current liabilities
Long-term portion of operating lease liabilities	13,084	128,951
Pension liability	255,399	282,206
Total non-current liabilities	268,483	411,157
Total liabilities	10,576,500	8,076,603
Commitments and contingencies (Note 15)

Equity (deficit)
Class A Ordinary Shares: $0.0001 par value; 500,000,000 shares authorized; 53,561,488 shares issued and outstanding as of September 30, 2023; 38,977,600 shares issued and outstanding as of December 31, 2022	5,356	3,898
Class C Ordinary Shares: $0.0001 par value; 100,000,000 shares authorized; 8,884,517 shares issued and outstanding as of September 30, 2023; 13,723,511 shares issued and outstanding as of December 31, 2022	889	1,373
Additional paid-in capital	531,271,953	129,192,291
Accumulated deficit	(109,220,396)	(80,650,212)
Accumulated other comprehensive income	2,875,198	350,946
Total shareholders’ equity	424,933,000	48,898,296
Noncontrolling interests	64,709,186	19,868,402
Total equity	489,642,186	68,766,698
Total liabilities and equity	$500,218,686	$76,843,301

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in USD, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$(7,585,136)	$(9,024,437)	$(23,704,087)	$(30,679,842)
General and administrative	(5,391,607)	(5,746,064)	(15,390,117)	(17,685,152)
Total operating expenses	(12,976,743)	(14,770,501)	(39,094,204)	(48,364,994)
Operating loss	(12,976,743)	(14,770,501)	(39,094,204)	(48,364,994)

Other income, net	1,386,313	37,593	2,952,557	352,227
Loss before income tax	(11,590,430)	(14,732,908)	(36,141,647)	(48,012,767)

Income tax expense	(28,923)	(8,740)	(50,080)	(25,354)
Net loss	$(11,619,353)	$(14,741,648)	$(36,191,727)	$(48,038,121)
Of which: net loss attributable to controlling interests shareholders	(9,426,049)	(10,110,452)	(28,570,184)	(32,865,429)
Of which: net loss attributable to noncontrolling interests shareholders	(2,193,304)	(4,631,196)	(7,621,543)	(15,172,692)

Net unrealized gain (loss) on marketable securities and short term investments	3,437,291	77,006	3,046,538	77,006
Foreign currency translation	—	—	—	567
Actuarial gain (loss) on employee benefit plans	39,157	89,586	(19,323)	456,883
Other comprehensive income (loss)	3,476,448	166,592	3,027,215	534,456
Comprehensive loss	$(8,142,905)	$(14,575,056)	$(33,164,512)	$(47,503,665)
Comprehensive loss attributable to controlling interests shareholders	(6,590,259)	(9,998,892)	(26,095,926)	(32,507,526)
Comprehensive loss attributable to noncontrolling interests	(1,552,646)	(4,576,164)	(7,068,586)	(14,996,139)

Weighted-average number of Class A Ordinary Shares, basic and diluted	53,517,655	36,925,639	45,485,650	25,830,560
Basic and diluted net loss per share attributable to controlling interests shareholders	$(0.18)	$(0.27)	$(0.63)	$(1.27)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in USD, except share data)
(Unaudited)

	MoonLake AG Series A Preferred Shares		MoonLake AG Common Shares		MoonLake AG Common Shares Held In Treasury		Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021 (As previously reported)	680,196	$72,466	361,528	$38,537	(57,756)	$(6,202)	—	$—	—	$—	$42,061,984	$(53,643,615)	$(168,177)	$(11,645,007)	$—	$(11,645,007)
Retroactive application of the recapitalization due to the Business Combination[1]	22,200,712	—	11,799,803	—	(1,885,081)	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2021	22,880,908	$72,466	12,161,331	$38,537	(1,942,837)	$(6,202)	—	$—	—	$—	$42,061,984	$(53,643,615)	$(168,177)	$(11,645,007)	$—	$(11,645,007)
Share-based compensation granted under the equity incentive plan ESPP, and reverse vesting of Restricted Founder Shares	—	—	—	—	1,177,354	3,791	—	—	—	—	1,988,871	—	—	1,992,662	—	1,992,662
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	(15,880,142)	—	(15,880,142)	—	(15,880,142)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	266,269	266,269	—	266,269
Balance at March 31, 2022	22,880,908	$72,466	12,161,331	$38,537	(765,483)	$(2,411)	—	$—	—	$—	$44,050,855	$(69,523,757)	$98,092	$(25,266,218)	$—	$(25,266,218)
Noncontrolling interests recognized on historical net assets of MoonLake AG in connection with the Business Combination		(23,939)		(12,730)		797					(14,551,870)	22,966,652	(32,404)	8,346,506	(8,346,506)	—
Conversion of MoonLake AG shares into Class A Ordinary Shares and issuance of Class C Ordinary shares following the Business Combination	(22,880,908)	(48,527)	(12,161,331)	(25,807)	765,483	1,614	18,501,284	1,850	15,775,472	1,578	70,870			1,578	—	1,578
Issuance of Class A Ordinary Shares upon Business Combination	—	—	—	—	—	—	18,424,355	1,843	—	—	90,782,089	—	—	90,783,932	43,869,269	134,653,201
Share-based compensation granted under the equity incentive plan ESPP, ESOP, reverse vesting of Restricted Founder Shares and 2022 MoonLake Immunotherapeutics Equity Incentive Plan	—	—	—	—	—	—	—	—	—	—	1,701,614	—	—	1,701,614	782,609	2,484,223
Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	—	—	(12,120,719)	—	(12,120,719)	(5,295,610)	(17,416,329)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	68,035	68,035	33,562	101,597
Balance at June 30, 2022	—	$—	—	$—	—	$—	36,925,639	$3,693	15,775,472	$1,578	$122,053,558	$(58,677,824)	$133,723	$63,514,728	$31,043,324	$94,558,052
Share-based compensation granted under the equity incentive plan ESPP, ESOP, reverse vesting of Restricted Founder Shares and 2022 MoonLake Immunotherapeutics Equity Incentive Plan	—	—	—	—	—	—	—	—	—	—	1,772,338	—	—	1,772,338	812,822	2,585,160
Net loss for the three months ended September 30, 2022	—	—	—	—	—	—	—	—	—	—	—	(10,110,452)	—	(10,110,452)	(4,631,196)	(14,741,648)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	111,560	111,560	55,032	166,592
Balance at September 30, 2022	—	$—	—	$—	—	$—	36,925,639	$3,693	15,775,472	$1,578	$123,825,896	$(68,788,276)	$245,283	$55,288,174	$27,279,982	$82,568,156

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
(Amounts in USD, except share data)
(Unaudited)
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	38,977,600	$3,898	13,723,511	$1,373	$129,192,291	$(80,650,212)	$350,946	$48,898,296	$19,868,402	$68,766,698
Share-based compensation under the equity incentive plan ESPP, ESOP, 2022 MoonLake Immunotherapeutics Equity Incentive Plan and reverse vesting of Restricted Founder Shares	—	—	—	—	1,875,992	—	—	1,875,992	701,195	2,577,187
Refund of stamp duty fees	—	—	—	—	3,517	—	—	3,517	1,406	4,923
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(9,004,856)	—	(9,004,856)	(3,214,131)	(12,218,987)
Other comprehensive loss	—	—	—	—	—	—	(12,625)	(12,625)	(5,047)	(17,672)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	176,603	18	(176,603)	(18)	237,049	—	1,787	238,836	(238,836)	—
Balance at March 31, 2023	39,154,203	$3,916	13,546,908	$1,355	$131,308,849	$(89,655,068)	$340,108	$41,999,160	$17,112,989	$59,112,149
Share-based compensation under the equity incentive plan ESPP, ESOP, 2022 MoonLake Immunotherapeutics Equity Incentive Plan and reverse vesting of Restricted Founder Shares	—	—	—	—	$1,247,416	—	—	1,247,416	250,245	1,497,661
Issuance of Class A Ordinary Shares, net of transaction costs (Note 11)	9,744,894	974	—	—	451,284,119	—	—	451,285,093	—	451,285,093
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(10,139,279)	—	(10,139,279)	(2,214,108)	(12,353,387)
Other comprehensive loss	—	—	—	—	—	—	(348,906)	(348,906)	(82,655)	(431,561)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	4,587,713	459	(4,587,713)	(459)	5,709,595	—	43,922	5,753,517	(5,753,517)	—
Balance at June 30, 2023	53,486,810	$5,349	8,959,195	$896	$589,549,979	$(99,794,347)	$35,124	$489,797,001	$9,312,954	$499,109,955
Share-based compensation under the equity incentive plan ESPP, ESOP, and 2022 MoonLake Immunotherapeutics Equity Incentive Plan	—	—	—	—	1,238,144	—	—	1,238,144	187,507	1,425,651
Net loss for the three months ended September 30, 2023	—	—	—	—	—	(9,426,049)	—	(9,426,049)	(2,193,304)	(11,619,353)
Other comprehensive loss	—	—	—	—	—	—	2,835,790	2,835,790	640,658	3,476,448
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	74,678	7	(74,678)	(7)	545,591	—	3,149	548,740	(548,740)	—
Capital injection from MoonLake to MoonLake AG (Note 11)	—	—	—	—	(60,061,761)	—	1,135	(60,060,626)	57,310,111	(2,750,515)
Balance at September 30, 2023	53,561,488	$5,356	8,884,517	$889	$531,271,953	$(109,220,396)	$2,875,198	$424,933,000	$64,709,186	$489,642,186

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in USD)

(Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash flow from operating activities
Net loss	$(36,191,727)	$(48,038,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,869	9,069
Share-based payment	5,500,499	7,058,255
Net periodic pension benefit (gain) cost for the qualified pension plan	(50,740)	227,691
Other non-cash items	(21,468)	(5,504)
Changes in operating assets and liabilities:
Other receivables	(503,626)	(451,762)
Prepaid expenses	869,187	(3,030,098)
Trade and other payables	3,149,756	(513,037)
Accrued expenses and other current liabilities, excl. stamp tax	(3,195,591)	445,589
Net cash flow used in operating activities	(30,433,841)	(44,297,918)

Cash flow from investing activities
Purchase of short-term marketable debt securities	(175,732,711)	(42,226,022)
Proceeds from maturities of short-term marketable debt securities	33,681,688	—
Purchase of property and equipment	—	(16,008)
Net cash flow used in investing activities	(142,051,023)	(42,242,030)

Cash flow from financing activities
Issuance of Class A Ordinary Shares, net of transaction costs (Note 11)	451,285,093	—
Proceeds from Business Combination	—	134,646,009
Contribution for Par Value of Class V Shares	—	42,935
Repayment of loan liability	—	(15,000,000)
Net cash flow provided by financing activities	451,285,093	119,688,944

Effect of movements in exchange rates on cash held	(140,047)	16,826
Net change in cash and cash equivalents	278,660,182	33,165,822

Cash and cash equivalents, beginning of period	39,505,627	8,038,845
Cash and cash equivalents, end of period	$318,165,809	$41,204,667

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
The accompanying unaudited condensed consolidated financial statements include those of the Company and its subsidiaries, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”), MoonLake Immunotherapeutics Ltd., a private limited company incorporated in the United Kingdom, and MNLK Immunotherapeutics, Unipessoal Lda ("MNLK PT"), a private limited company incorporated in Portugal, after elimination of all intercompany accounts and transactions. The accompanying unaudited condensed consolidated financial statements and notes hereto have been prepared in conformity with the rules and regulations of the SEC for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the FASB.
In the opinion of management, all material adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results for the entire fiscal year or any other period. The unaudited condensed consolidated financial information for the three and nine months ended September 30, 2023 and 2022 have been prepared on the same basis as and should be read in conjunction with MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2023, the Company considers $119.7 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents. As of December 31, 2022, the Company considers $19.9 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents.
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
Marketable debt securities are classified as either “Cash and cash equivalents” or “Short‑term marketable debt securities” according to their original maturity at the time of acquisition. Unrealized gains and losses pertaining to cash equivalent securities are added back into the statement of cash flows as those are excluded from the determination of earnings but impact the cash and cash equivalents position.
Concentration of Credit Risk

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in large financial institutions which, at times, may exceed the CHF 100,000 deposit protection limit in Switzerland, the $250,000 Federal Deposit Insurance Corporation deposit insurance coverage limit in the United States, the GBP 85,000 Financial Services Compensation Scheme deposit protection limit in the United Kingdom, or the €100,000 Fundo de Garantia de Depósitos deposit protection limit in Portugal. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. Additionally, the Company ensures further protection against credit risk by diversifying its cash holdings across a variety of credit institutions, thereby minimizing the potential impact of any adverse events on a single institution. Further, the Company's investment strategy for cash (in excess of current business requirements) is set to invest in short-term marketable debt securities. Management actively monitors credit risk in the investment portfolio. Credit risk exposures are controlled in accordance with policies approved by the board of directors to identify, measure, monitor and control credit risks.
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
Property and Equipment
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years. As of September 30, 2023, property and equipment, net relates to information technology and office equipment.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
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

The fair value of the common stock granted under the ESPP (as defined below) has historically been estimated by management with reference to the market-based transaction with the other Series A Preferred Shares Investors, as there was no public market for the common stock.

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
Gains or losses from foreign currency translation are included in the consolidated statement of operations in "other income, net". The Company recognized foreign currency transaction loss of $557,144 and $276,491 for the three and nine months ended September 30, 2023 (“the period ended September 30, 2023”), respectively. For the three and nine months ended September 30, 2022, the Company recognized a foreign currency transaction gain of $4,361 and $344,914, respectively.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
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
Pension Benefits

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
The Company accounts for pension assets and liabilities in accordance with ASC 715, Compensation – Retirement Benefits, which requires the recognition of the funded status of pension plans in the Company’s consolidated balance sheet. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method. The projected benefit obligation as of September 30, 2023 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service costs for such pension plans, represented in the net periodic benefit cost, are included in the personnel expenses of the various functions where the employees are engaged. The other components of net benefit cost are included in the consolidated statement of operations separately from the service cost component, in “other income, net”. Plan assets are recorded at their fair value.
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

MoonLake does not have any finance leases. As of September 30, 2023, the Company had one operating lease related to the office space located in Dorfstrasse 29, 6300, Zug, Switzerland. The operating lease is recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. Right-of-Use (“RoU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses the incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
business entities that are not emerging growth companies, and will follow the transition guidance applicable to private companies.

Based on the aggregate market value of the Company's Class A Ordinary Shares held by non-affiliates as of June 30, 2023, the Company will become a “large accelerated filer” and no longer qualify as an emerging growth company or smaller reporting company as of December 31, 2023. The Company will be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, to include in its Annual Report on Form 10-K for the year ending December 31, 2023 an attestation report as to the effectiveness of the Company's internal control over financial reporting that is issued by its independent registered public accounting firm. In addition, beginning with the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, it will no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

Recently issued accounting pronouncements not yet adopted, that the Company plans to adopt, are not expected to have a material impact on the Company’s consolidated financial position, operating results, cash flows, or disclosures.

Note 3 – Risks and Liquidity
Going Concern, Liquidity and Capital Resources
The Company incurred a loss of $36.2 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company’s current assets exceeded its current liabilities by $489.7 million.

As of September 30, 2023, the Company had $318.2 million of cash and cash equivalents. Based on the Company's current operating plan, management believes that the Company has sufficient capital to fund its operations and capital expenditures until 2026.

Note 4 – Fair Value Measurements
The following table presents information about the Company's short-term marketable debt securities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	September 30, 2023		December 31, 2022
	Level 2	Total	Level 2	Total
Eurocommercial Papers	$237,817,164	$237,817,164	$42,552,608	$42,552,608
Certificates of Deposit	59,733,890	59,733,890	9,937,899	9,937,899
Total	$297,551,054	$297,551,054	$52,490,507	$52,490,507

Cash, accounts payable and accrued liabilities approximate their fair values as of September 30, 2023 and December 31, 2022, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs.

Note 5 – Investments
The fair value and amortized cost of investments in short-term marketable debt securities by major security type as of September 30, 2023 are as follows:

Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

Eurocommercial Papers	$235,063,323	$2,753,841	$—	$237,817,164
Certificates of Deposit	59,050,440	683,450	—	59,733,890
Total	$294,113,763	$3,437,291	$—	$297,551,054
of which classified within cash and cash equivalents	118,381,053	1,357,102	—	119,738,155
of which classified within short-term marketable debt securities	175,732,710	2,080,189	—	177,812,899

The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets, and recognized in accumulated other comprehensive income:

Beginning balance, January 1, 2023	$390,753
Other comprehensive income before reclassifications	4,652,408
Amounts reclassified from accumulated other comprehensive income	(1,605,870)
Net current-period other comprehensive income (loss)	3,046,538
Ending balance, September 30, 2023	$3,437,291

As of September 30, 2023, the Company’s marketable debt securities maturities are all due within one year.

Note 6 — Prepaid Expenses

	September 30, 2023	December 31, 2022
Insurances	$1,557,819	$1,416,597
Non-clinical research and clinical development services	1,394,882	2,443,863
Other prepayments	357,580	319,008
Total	$3,310,281	$4,179,468
Prepaid expenses as of September 30, 2023 primarily relate to services expected to be received within the next 12 months.

Note 7 — Trade and Other Payables

	September 30, 2023	December 31, 2022
Research and development services and license fees	$2,090,284	$31,687
Supply and manufacturing fees payable	824,070	65,979
Other consulting and advisory services	245,723	51,658
Legal and intellectual property (“IP”) advisory fees payable	45,292	40,532
Other payables	199,359	65,116
Total	$3,404,728	$254,972

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

Note 8 — Accrued Expenses and Other Current Liabilities

	September 30, 2023	December 31, 2022
Tax liabilities	$2,713,797	$109,826
Research and development services and license fees	1,774,601	5,803,432
Bonuses and related employees compensation expenses	1,580,493	1,109,734
Consultant and other fees	678,060	233,853
Total	$6,746,951	$7,256,845

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

Payments under the Office Lease are fixed. The annual discount rate applied is 0.8%.

The future minimum annual lease payments under these operating leases as of September 30, 2023 are as follows:

Three months ended September 30, 2023	Amount
2023 (remaining 3 months)	$39,277
2024	130,924
Total lease payments	170,201
Less imputed interest	(779)
Total lease liability	169,422
Less current portion of operating lease liability	(156,338)
Long-term portion operating lease liability	$13,084

The Company recorded lease expense related to its operating lease right of use asset of $117,832 for the period ended September 30, 2023.

Note 10 — Employee Benefit Plans
The Company operates a defined benefit pension plan in Switzerland (the "Plan”) and a defined contribution pension plan in the United Kingdom, in accordance with local regulations and practices. As of September 30, 2023 the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment. As of September 30, 2023, there was no headcount attributable to MNLK PT and therefore no associated employee benefit plan cost.
Components of Net Periodic Benefit Cost under the Plan

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Service cost	$31,175	$112,222	$91,596	$338,173
Interest cost	7,784	1,258	22,872	3,791
Expected return on plan assets	(9,280)	(3,862)	(27,265)	(11,637)
Amortization of unrecognized loss	—	451	—	1,361
Total Net Periodic Benefit Cost	$29,679	$110,069	$87,203	$331,688
The components of net periodic benefit cost other than the service cost component are included in general and administrative expense in the Company's unaudited condensed consolidated statements of operations.
Employer Contributions under the Plan
For the nine months ended September 30, 2023, $138,349 (CHF 124,932) of contributions were made to the Plan. The Company presently anticipates contributing an additional estimated amount of $46,116 (CHF 41,644) to fund the Plan in 2023 for a total of $184,465 (CHF 166,576).

Note 11 — Shareholders’ Equity (Deficit)

	Class A Ordinary Shares(1)		Class C Ordinary Shares(1)		Total Number of Ordinary Shares
	Authorized	Issued	Authorized	Issued	Authorized	Issued and Outstanding
Balance - January 1, 2023	500,000,000	38,977,600	100,000,000	13,723,511	600,000,000	52,701,111
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	176,603	—	(176,603)	—	—
Balance - March 31, 2023	500,000,000	39,154,203	100,000,000	13,546,908	600,000,000	52,701,111
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	4,587,713	—	(4,587,713)	—	—
Issuance of Class A Ordinary Shares	—	9,744,894	—	—	—	9,744,894
Balance - June 30, 2023	500,000,000	53,486,810	100,000,000	8,959,195	600,000,000	62,446,005
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	74,678	—	(74,678)	—	—
Balance - September 30, 2023	500,000,000	53,561,488	100,000,000	8,884,517	600,000,000	62,446,005
(1) Fully paid-in registered shares with a par value of $0.0001
As of September 30, 2023, the Company had the following classes of shares:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
Class A Ordinary Shares
On April 6, 2022, the Company's Class A Ordinary Shares began trading on The Nasdaq Capital Market ("Nasdaq") under the symbol “MLTX”. As of September 30, 2023, there were 53,561,488 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote per share.
Class C Ordinary Shares
As of September 30, 2023, there were 8,884,517 Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, with a par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.

At the closing of the Business Combination (the "Closing"), MoonLake, MoonLake AG and each ML Party entered into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would enjoy if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposes certain transfer and other restrictions on the ML Parties (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization included in MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report), (ii) provides for the waiver of certain statutory rights and (iii) establishes certain mechanics whereby MoonLake and each of the ML Parties are able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares equal to the Exchange Ratio (as defined in Note 3 — Basis of Presentation included in MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report). On August 23, 2023, pursuant to the A&R Shareholders’ Agreement, certain ML Parties submitted exchange notices to the Company, pursuant to which such ML Parties effected, in the aggregate, the conversion of 2,220 MoonLake AG Common Shares and 74,678 Class C Ordinary Shares into 74,678 Class A Ordinary Shares using the Exchange Ratio. The foregoing description of the A&R Shareholders’ Agreement is not complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the A&R Shareholders’ Agreement filed as an exhibit on the Company's Current Report on Form 8-K filed with the SEC on April 11, 2022.

Equity Offerings
At-the-Market Offering
On May 11, 2023, the Company entered into a Sales Agreement (the “May 2023 Sales Agreement”) with Leerink Partners LLC (formerly known as SVB Securities LLC) (“Leerink Partners”), through which the Company could issue and sell up to $200,000,000 of its Class A Ordinary Shares (the “May 2023 ATM Shares”), through Leerink Partners as its sales agent. The May 2023 ATM Shares to be sold under the May 2023 Sales Agreement, if any, would be issued and sold pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-271546), which was declared effective by the SEC on May 9, 2023, and a prospectus supplement thereto filed with the SEC on May 11, 2023.

On June 27, 2023, the Company reduced the maximum aggregate offering amount of its Class A Ordinary Shares that could be issued and sold under the May 2023 Sales Agreement to $0 and no longer intends to sell Class A Ordinary Shares under the May 2023 Sales Agreement unless the Company files a further prospectus supplement indicating an amount of shares proposed to be sold.

On August 31, 2023, the Company entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement”), through which the Company could issue and sell up to $350,000,000 of its Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as its sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. For the three months ended September 30, 2023, no Class A Ordinary Shares were sold under the August 2023 Sales Agreement.

Public Offering of Class A Ordinary Shares

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
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

Following the completion of the Offering, the Company opted to direct a substantial portion of the net proceeds to MoonLake AG. This was executed as a two-step process: (1) the Company acquired the remaining 22,756 shares of MoonLake AG common stock held in treasury through a share purchase and assignment agreement formally executed on July 09, 2023 ($38.9 million) and (2) the Company contributed additional funds to MoonLake AG’s capital reserves through a cash contribution agreement formally executed on July 10, 2023 ($275 million).

Note 12 — Net Loss per Share
As a result of the Business Combination, the Company has retroactively restated the weighted average number of outstanding shares prior to April 5, 2022 to give effect to the Exchange Ratio.
The following table sets forth the loss per share calculations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to controlling interests shareholders	$(9,426,049)	$(10,110,452)	$(28,570,184)	$(32,865,429)

Denominator
Total weighted average number of outstanding shares	53,517,655	36,925,639	45,485,650	25,830,560

Net loss per share – basic and diluted	$(0.18)	$(0.27)	$(0.63)	$(1.27)
The weighted average number of shares used to calculate the net loss per share – basic for the three and nine months ended September 30, 2023 excludes 8,884,517 Class C Ordinary Shares as they do not carry economic rights.
In the event that ML Parties (other than Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.) elected to convert their 264,116 MoonLake AG Common Shares into 8,884,517 Class A Ordinary Shares, the weighted average number of shares outstanding would have been 62,446,005 and 56,056,457 for the three and nine months ended September 30, 2023, resulting in a net loss per share of $(0.19) and $(0.65), respectively. Upon conversion, 8,884,517 Class C Ordinary Shares would be forfeited and there would no longer be any noncontrolling interests.
Upon conversion, the Company's number of Class A Ordinary Shares outstanding would be 62,446,005 as of November 14, 2023, the date the unaudited condensed consolidated financial statements were issued.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
Note 13 — Share-based Compensation
As at September 30, 2023 the Company had the following share-based compensation arrangements:
a.Restricted Founder Shares – created in April 2021 by MoonLake AG (no longer active and fully vested as of April 2023);
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

For the three and nine months ended September 30, 2023, the Company has recognized an increase in equity in the condensed consolidated balance sheet, and share-based compensation expense in the condensed consolidated statement of operations of $1.4 million and $5.5 million, respectively. The share-based compensation expense was driven by the following share-based compensation plans and programs:

Compensation Plan	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
MoonLake AG Restricted Founder Shares	$—	$1,210,191	$1,574,299	$3,618,226
ESPP	762,309	1,080,441	2,590,576	2,829,635
ESOP	255,171	169,907	614,469	370,634
MoonLake Immunotherapeutics 2022 Equity Incentive Plan	408,171	124,621	721,155	239,760
Total share-based compensation expense	$1,425,651	$2,585,160	$5,500,499	$7,058,255
Of which: included in research and development expense	262,717	161,987	1,150,815	380,917
Of which: included in general and administrative expense	1,162,934	2,423,173	4,349,684	6,677,338

As of September 30, 2023, 11,079 Common Shares (the equivalent of 372,683 Class C Ordinary Shares) issuable from the authorized conditional capital shares remain available for future grants under the ESPP and the ESOP by MoonLake AG.

MoonLake AG - Restricted Founder Shares

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

Grants awarded
Program	Restricted Founder Shares
Awards unvested as of January 1, 2022	4,440,309
Awards vested for the nine months ended September 30, 2022	(2,497,673)
Awards unvested as of September 30, 2022	1,942,634

Awards unvested as of January 1, 2023	1,110,078
Awards vested for the nine months ended September 30, 2023	(1,110,078)
Awards unvested as of September 30, 2023	—

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

Grants awarded
Program	ESPP
Awards issued as of January 1, 2022	1,060,561
Additional awards granted for the nine months ended September 30, 2022	1,177,354
Awards issued as of September 30, 2022	2,237,915
Of which vested as of September 30, 2022	265,241

Awards issued as of January 1. 2023	2,237,915
Additional awards granted for the nine months ended September 30, 2023	—
Awards issued as of September 30, 2023	2,237,915
Of which vested as of September 30, 2023	1,525,582
As of September 30, 2023, MoonLake AG had $6.9 million of total unrecognized compensation expense related to the ESPP that will be recognized over the weighted average period of 2.30 years.

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

ESOP 2021
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)

Weighted average assumptions for the awards issued during the nine months ended September 30, 2023
Grant dates	01/01/2023, 04/24/2023, 07/03/2023, 07/17/2023, 08/01/2023, 08/07/2023, 08/21/2023, 08/29/2023, 09/01/2023, 09/11/2023
Estimated fair value of the option on the grant date using Black-Scholes model ($)	25.53
Exercise price (USD)	37.11
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	4%
Expected dividend rate	0%
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

Grants awarded
Program	ESOP
Awards issued as of January 1, 2022	224,033
Additional awards granted for the nine months ended September 30, 2022	242,737
Awards issued as of September 30, 2022	466,770
Of which exercisable as of September 30, 2022	23,311

Awards issued as of January 1, 2023	466,770
Additional awards granted for the nine months ended September 30, 2023	133,444
Awards issued as of September 30, 2023	600,214
Of which exercisable as of September 30, 2023	186,593

As of September 30, 2023, MoonLake AG had $4.6 million of total unrecognized compensation expense related to the ESOP that will be recognized over the weighted average period of 2.94 years.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

Weighted average assumptions for the awards issued during the nine months ended September 30, 2023
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

Grants awarded
Program	MoonLake Immunotherapeutics 2022 Equity Incentive Plan
Awards issued as of January 1, 2022	—
Awards granted for the nine months ended September 30, 2022	180,000
Awards issued as of September 30, 2022	180,000
Awards exercisable as of September 30, 2022	—

Awards issued as of January 1, 2023	180,000
Awards granted for the nine months ended September 30, 2023	56,485
Awards issued as of September 30, 2023	236,485
Awards exercisable as of September 30, 2023	60,000

As of September 30, 2023, the Company had $1.5 million of total unrecognized compensation expense related to the Equity Incentive Plan that will be recognized over the weighted average period of 1.32 years.

Note 14 — Income Taxes
The Company's effective tax rate (“ETR”) was 0.2% and 0.1% for the three and nine months ended September 30, 2023, respectively, and 0.1% and 0.1% for the three and nine months ended September 30, 2022, respectively. The Company is not aware of any items that would cause the quarterly ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Amounts in USD, except share and per share data)

(Unaudited)
Company's loss before income taxes and the income tax provision recorded was primarily attributable to the change in the valuation allowance. The Company continues to incur losses for the entities domiciled in the Cayman Island and Switzerland, and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not.

Note 15 — Commitments and Contingencies

Commitments
The Company has entered into agreements as of September 30, 2023 primarily in regard to clinical and non-clinical research program expenses for SLK.

As of September 30, 2023, the total committed amount under these agreements not yet recognized amounted to $30.6 million.

The Company's In-License Agreement with MHKDG includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($317.2 million using a September 30, 2023 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK Program, the Company, at its sole discretion, can terminate all or part of the SLK Program.

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

Note 16 - Subsequent Events

Partial share conversion
Pursuant to the A&R Shareholders' Agreement, certain ML Parties which include executive officers and directors of the Company submitted exchange notices to the Company, pursuant to which such ML Parties effected in aggregate a conversion on October 1, 2023, of 189,136 MoonLake AG Common Shares and 6,362,289 Class C Ordinary Shares into 6,362,289 Class A Ordinary Shares, and a conversion on October 27, 2023, of 498 MoonLake AG Common Shares and 16,752 Class C Ordinary Shares into 16,752 Class A Ordinary Shares using the Exchange Ratio. Please refer to Note 11 — Shareholders’ Equity (Deficit) — Class C Ordinary Shares for more information regarding the conversion mechanics.

Leases
On October 9, 2023 and October 13, 2023, the Company entered into two new lease agreements for corporate office space in Cambridge, UK and Porto, Portugal, respectively. Both lease agreements have a 3-year term, commencing in October 2023, with monthly lease payments of GBP70,500 and €7,220, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023, appearing elsewhere in this quarterly report (“Quarterly Report”) on Form 10-Q, and with MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 20, 2023 (our “Annual Report”). Our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and presented in United States dollars ($).

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

We develop SLK in inflammatory diseases in dermatology and rheumatology where the pathophysiology is known to be driven by IL-17A and IL-17F. This group of diseases comprises our initial target diseases (HS and PsA) among several other inflammatory conditions (including axial spondyloarthritis and moderate-to-severe PsO). Our initial target diseases affect millions of people worldwide, and we believe there is a need for improved treatment options. SLK’s purposefully designed molecular characteristics, including its albumin binding site, are intended to facilitate deep tissue penetration in the skin and joints. In May 2022, we initiated our Phase 2 trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in December 2022, we initiated our Phase 2 trial in patients with active PsA (the ARGO trial (M1095-PSA-201)). In June 2023, we announced positive top-line results from our MIRA trial, which met its primary endpoint of Hidradenitis Suppurativa Clinical Response (HiSCR) 75. In October 2023, we announced positive 24-week top-line results from our MIRA trial showing that the maintenance treatment with SLK led to further improvements in HiSCR 75 response rates and other clinically relevant outcomes in patients with moderate-to-severe HS. In November 2023, we announced positive top-line results from our ARGO trial, which met its primary endpoint of American College of Rheumatology (ACR) 50. We expect to commence Phase 3 clinical studies in HS and PsA in 2024. There are several additional indications that we could choose to explore, if warranted.

On April 5, 2022, we completed the Business Combination (as defined below) which raised $134.7 million net of transaction related expenses. In May 2023 and June 2023, we completed equity offerings which raised an additional $14.6 million and $436.7 million, respectively. As of September 30, 2023, we had $318.2 million of cash and cash equivalents. Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable debt securities, together amounting to $496.0 million, will be sufficient to fund our operating expenses and capital expenditure requirements until 2026.

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

On September 21, 2023, MNLK Immunotherapeutics, Unipessoal Lda ("MNLK PT"), our wholly-owned subsidiary, was incorporated as a private limited company under the laws of Portugal to conduct administrative and business support services, and research and development activities in biotechnology and immunotherapy.

Equity Offerings
At-the-Market Offering
On May 11, 2023, we entered into a Sales Agreement (the “May 2023 Sales Agreement”) with Leerink Partners LLC (formerly known as SVB Securities LLC) (“Leerink Partners”), through which we could issue and sell up to $200,000,000 of our Class A Ordinary Shares (the “May 2023 ATM Shares”), through Leerink Partners as sales agent. The May 2023 ATM Shares to be sold under the May 2023 Sales Agreement, if any, would be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-271546), which was declared effective by the SEC on May 9, 2023, and a prospectus supplement thereto filed with the SEC on May 11, 2023.

On June 27, 2023, in connection with the Offering (as defined below), we reduced the maximum aggregate offering amount of our Class A Ordinary Shares that could be issued and sold under the May 2023 Sales Agreement to $0 and no longer intend to sell Class A Ordinary Shares under the May 2023 Sales Agreement unless we file a further prospectus supplement indicating an amount of shares proposed to be sold.

On August 31, 2023, we entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement”), through which we could issue and sell up to $350,000,000 of our Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. For the three months ended September 30, 2023, no Class A Ordinary Shares were sold under the August 2023 Sales Agreement.

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

Following the completion of the Offering, we opted to direct a substantial portion of the net proceeds to MoonLake AG. This was executed as a two-step process: (1) we acquired the remaining 22,756 shares of MoonLake AG common stock held in treasury through a share purchase and assignment agreement formally executed on July 09, 2023 ($38.9 million) and (2) additional funds were contributed to MoonLake AG’s capital reserves through a cash contribution agreement formally executed on July 10, 2023 ($275 million).

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

We expect our existing cash and cash equivalents to be sufficient to advance the development of SLK in multiple indications, including Phase III clinical studies in Hidradenitis Suppurativa and Psoriatic Arthritis, and to submit a Biologics License Application (“BLA”) for SLK. Clinical development involves a lengthy and expensive process with uncertain outcomes and is subject to risks described under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, including that our preclinical studies or clinical trials may not be conducted as planned or completed on schedule and may not satisfy the requirements of the FDA, EMA, or other comparable foreign regulatory authorities. If we are required to conduct additional preclinical studies or clinical trials of SLK beyond those that we currently contemplate, if we are delayed or unable to successfully complete clinical trials of SLK or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may require additional funding. Moreover, we will require additional capital to commercialize SLK and to discover, develop, obtain regulatory approval and commercialize any future product candidates, as applicable. We do not have any committed external source of funds. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like us, and broader macroeconomic factors, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, may preclude us from successfully raising additional capital.

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

Gain or losses from foreign currency translation are included in "other income, net" in the unaudited condensed consolidated statement of operations. We recognized foreign currency transaction loss of $557,144 and $276,491 for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, MoonLake AG recognized and a foreign currency transaction gain of $4,361 and $344,914, respectively.

Results of Operations
Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Change	Change %

Operating expenses
Research and development	$(7,585,136)	$(9,024,437)	$1,439,301	(15.9)%
General and administrative	(5,391,607)	(5,746,064)	354,457	(6.2)%
Total operating expenses	(12,976,743)	(14,770,501)	1,793,758	(12.1)%
Operating loss	(12,976,743)	(14,770,501)	1,793,758	(12.1)%

Other income, net	1,386,313	37,593	1,348,720	3,587.7%
Loss before income tax	(11,590,430)	(14,732,908)	3,142,478	(21.3)%

Income tax expense	(28,923)	(8,740)	(20,183)	230.9%
Net loss	(11,619,353)	(14,741,648)	3,122,295	(21.2)%

Net unrealized gain (loss) on marketable securities and short term investments	3,437,291	77,006	3,360,285	44
Actuarial gain (loss) on employee benefit plans	39,157	89,586	(50,429)	(56.3)%
Other comprehensive income (loss)	3,476,448	166,592	3,309,856	1,986.8%
Comprehensive loss	$(8,142,905)	$(14,575,056)	$6,432,151	(44.1)%
Research and Development

Research and development expenses were $7.6 million for the three months ended September 30, 2023, compared to $9.0 million for the three months ended September 30, 2022. The decrease of $1.4 million was due to a decrease of $1.9 million in the expenses related to the conduct of clinical development trials with CROs, a decrease $0.5 million related to research and development services and milestones expenses incurred under the In-License Agreement and a decrease of $0.6 million in relation to supply and logistic services for clinical development trials. The decreases were partially offset by an increase of $0.5 million in personnel-related costs to support the research and development effort, an increase of $0.9 million related to contracted non-clinical research expenses, and an increase of $0.2 million related to other research and development expenses.

General and Administrative
General and administrative expenses were $5.4 million for the three months ended September 30, 2023, compared to $5.7 million for the three months ended September 30, 2022. The decrease of $0.4 million was due to a decrease of $1.3 million in share-based compensation, a decrease of $0.2 million in professional, legal and other fees in connection with operating as a public company, a decrease of $0.2 million of insurance expenses, and a decrease of $0.1 million of marketing expenses. The decreases were partially offset by an increase of $0.6 million in personnel-related costs to support organizational growth, and $0.8 million related to other general and administrative expenses.

Other Income, Net

For the three months ended September 30, 2023, we recognized $1.4 million in other income, compared to an income of $0.04 million for the three months ended September 30, 2022. The increase of $1.3 million is primarily due to realized interest on cash held in bank and cash investments in short-term marketable debt securities in the amount of $2.0 million, partially offset by realized currency losses of $0.6 million.
Income Tax Expense
For the three months ended September 30, 2023 and September 30, 2022, we recognized an income tax expense of $28,923 and $8,740, respectively, which was related to corporate income tax of the U.K. subsidiary.
Other Comprehensive Income (Loss)

For the three months ended September 30, 2023, we recognized $3.5 million in other comprehensive income, compared to an other comprehensive income of $0.2 million for the three months ended September 30, 2022. The increase of $3.3 million is mainly due to net unrealized gain in short-term marketable debt securities.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Change	Change %

Operating expenses
Research and development	$(23,704,087)	$(30,679,842)	$6,975,755	(22.7)%
General and administrative	(15,390,117)	(17,685,152)	2,295,035	(13.0)%
Total operating expenses	(39,094,204)	(48,364,994)	9,270,790	(19.2)%
Operating loss	(39,094,204)	(48,364,994)	9,270,790	(19.2)%

Other income, net	2,952,557	352,227	2,600,330	738.3%
Loss before income tax	(36,141,647)	(48,012,767)	11,871,120	(24.7)%

Income tax expense	(50,080)	(25,354)	(24,726)	97.5%
Net loss	(36,191,727)	(48,038,121)	11,846,394	(24.7)%

Net unrealized gain (loss) on marketable securities and short term investments	3,046,538	77,006	2,969,532	3,856.2%
Foreign currency translation	—	567	(567)	(100.0)%
Actuarial gain (loss) on employee benefit plans	(19,323)	456,883	(476,206)	(104.2)%
Other comprehensive income (loss)	3,027,215	534,456	2,492,759	466.4%
Comprehensive loss	$(33,164,512)	$(47,503,665)	$14,339,153	(30.2)%

Research and Development

Research and development expenses were $23.7 million for the nine months ended September 30, 2023, compared to $30.7 million for the nine months ended September 30, 2022. The decrease of $7.0 million was due to a decrease of $7.5 million related to research and development services and milestones expenses incurred under the In-License Agreement, a decrease of $1.8 million in relation to supply and logistic services for clinical development trials, and a decrease of $1.5 million in the expenses related to the conduct of clinical development trials with CROs. The decreases were partially offset by an increase of $0.8 million related to share-based compensation, an increase of $0.8 million in personnel-related costs to support the research and development effort, an increase of $1.2 million related to contracted non-clinical research expenses, and an increase of $1.0 million related to other research and development expenses.

General and Administrative
General and administrative expenses were $15.4 million for the nine months ended September 30, 2023, compared to $17.7 million for the nine months ended September 30, 2022. The decrease of $2.3 million was due to a decrease of $2.1 million in professional, legal and other fees incurred in connection with the Business Combination (in 2022) and operating as a public company, a decrease of $2.3 million in the share-based compensation, and a decrease of $0.2 million of marketing expenses. The decreases were partially offset by an increase of $0.3 million of insurance expenses, an increase of $0.7 million in personnel-related costs to support organizational growth, and an increase of $1.3 million related to other general and administrative expenses.
Other Income, Net

For the nine months ended September 30, 2023, we recognized $3.0 million in other income, compared to an income of $0.4 million for the nine months ended September 30, 2022. The increase of $2.6 million is mainly due to realized interest on cash held in bank and cash investments in short-term marketable debt securities.
Income Tax Expense
For the nine months ended September 30, 2023 and September 30, 2022, we recognized an income tax expense of $50,080 and $25,354, respectively, which was related to corporate income tax of the U.K. subsidiary.
Other Comprehensive Income (Loss)

For the nine months ended September 30, 2023, we recognized $3.0 million in other comprehensive income, compared to an other comprehensive income of $0.5 million for the nine months ended September 30, 2022. The increase of $2.5 million is due to net unrealized gain in short-term marketable debt securities amounting to $3.0 million, partially offset by an actuarial loss on employee benefit plans amounting to $0.5 million following a decrease in the discount rates used to measure the present value of the liabilities, which has increased the net liability position as of September 30, 2023.

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

We anticipate a significant future increase in our expenses and capital requirements when proceeding to Phase 3 clinical trials in 2024, and when building up our commercialization capabilities.

For the nine months ended September 30, 2023, we incurred a loss of $36.2 million, which includes non-cash items such as share-based compensation expense, and a cash outflow from operations of $30.4 million. As of September 30, 2023, we had a total of $496.0 million in cash, cash equivalents and short-term marketable securities. Based on our current operating plans, we believe our available cash, cash equivalents and short-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements until 2026.
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
Cash Flows

The following table summarizes our cash flows for the periods indicated.

	For the nine months ended
	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(30,433,841)	$(44,297,918)
Net cash used in investing activities	(142,051,023)	(42,242,030)
Net cash provided by financing activities	451,285,093	119,688,944
Effect of movements in exchange rates on cash held	(140,047)	16,826
Net increase in cash and cash equivalents	$278,660,182	$33,165,822
Cash Flows from Operating Activities

We did not generate any cash inflows from our operating activities. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital requirements, and we have historically experienced negative cash flows from operating activities as we invested in clinical research and related development.

Net cash used in operating activities was $30.4 million and $44.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively, and was primarily related to clinical development research, compensation and personnel-related expenses, legal, and consulting expenses.
Cash Flows from Investing Activities
During the nine months ended September 30, 2023, net cash used in investing activities comprised of $175.7 million related to the purchase of short-term marketable debt securities, partially offset by $33.7 million received in relation to the maturities of the principal of short-term marketable debt securities with original maturities longer than three months as well as unrealized interests pertaining to short-term marketable debts securities with original maturities less than three months. During the nine months ended September 30, 2022, net cash used in investing activities of $42.2 related to purchases of short-term marketable debt securities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $451.3 million consisting primarily of the net proceeds from the shares sold under the Sales Agreement and in the Offering.

During the nine months ended September 30, 2022, net cash provided by financing activities was $119.7 million consisting primarily of $134.7 million net proceeds from the Business Combination offset by the $15.0 million loan repayment to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P..

Contractual Obligations and Commitments
The following summarizes our significant contractual obligations and other obligations as of September 30, 2023:

	Total	Less than 1 year	1 to 5 Years	More than 5 years

Purchase obligations(1)	$30,631,088	$20,165,522	$10,465,566	—
Lease commitments(2)	170,201	157,109	13,092	—
Total contractual obligations	$30,801,289	$20,322,631	$10,478,658	—
____________
(1)   Purchase obligations refer to an agreement to purchase goods or services that is enforceable and legally binding on the Company that specifies all significant terms. The figures presented relate to contractual commitments towards contract manufacturing and contract research organizations.
(2)   We have committed ourselves to a lease contract, with a term that commenced on November 1, 2021. We have accounted for the office lease arrangement as an operating lease through the unaudited condensed consolidated statement of operations for the three months ended September 30, 2023. The future lease commitments relate to office contract for our headquarters in Zug, Switzerland and reflects minimum payments due.
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

We estimate our expected share price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of options granted has been determined based on the expected period that share-based awards are expected to be outstanding. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on Common Shares and do not expect to pay any cash dividends in the foreseeable future.
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

Based on the aggregate market value of our Class A Ordinary Shares held by non-affiliates as of June 30, 2023, we will become a “large accelerated filer” and no longer qualify as an emerging growth company or smaller reporting company as of December 31, 2023. We will be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, to include in our Annual Report on Form 10-K for the year ending December 31, 2023 an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. In addition, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, we expect to no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Sales Agreement, by and between MoonLake Immunotherapeutics and Leerink Partners LLC, dated August 31, 2023 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 31, 2023)

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

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	November 14, 2023	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	November 14, 2023	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)