Form 10-K
period 2023-12-31
MoonLake Immunotherapeutics
filed 2024-02-29
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer     ☒                    Accelerated filer        ☐
Non-accelerated filer        ☐                    Smaller reporting company    ☒
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the ordinary shares on The Nasdaq Capital Market (“Nasdaq”) on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.12 billion. Ordinary shares held by each officer and director and by each person who is known to own 10% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2024, there were 62,874,637 Class A Ordinary Shares, $0.0001 par value (the "Class A Ordinary Shares"), and 1,012,120 Class C Ordinary Shares, $0.0001 par value (the "Class C Ordinary Shares"), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Shareholders, to be held on or about June 5, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEARLY ENDED DECEMBER 31, 2023

TABLE OF CONTENTS

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEARLY ENDED DECEMBER 31, 2023

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
•factors relating to our business, operations and financial performance, including, but not limited to:
•we are substantially dependent on the success of our novel tri-specific Nanobody®, Sonelokimab (“SLK,” also known as M1095/ALX 0761), which we license from Merck Healthcare KGaA, Darmstadt, Germany, an affiliate of Merck KGaA, Darmstadt, Germany (“MHKDG”);
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
•while we have initiated and completed clinical trials, we have no products approved for commercial sale;
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEARLY ENDED DECEMBER 31, 2023

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires or where otherwise indicated, references to “MoonLake,” “we,” “us,” “our,” “our Company,” “the Company” and “our business” refer to MoonLake Immunotherapeutics and its consolidated subsidiaries.

Item 1. Business

Overview

We are a clinical stage biotechnology company advancing therapies to address significant unmet needs in inflammatory skin and joint diseases. We are currently a single asset company focused on the development of SLK, a novel tri-specific IL-17A and IL-17F inhibiting Nanobody, that we exclusively licensed from MHKDG and that has the potential, based on response levels seen in clinical trials, to drive disease modification in dermatology and rheumatology patients.

SLK is a proprietary Nanobody that was discovered by Ablynx N.V., Belgium, a Sanofi company (“Ablynx”), and previously studied by MHKDG and Avillion LLP (“Avillion”) under a 2017 co-development agreement. The terms “Nanobody” and “Nanobodies” used herewith are registered trademarks of Ablynx. Nanobodies are able to bind selectively to a specific antigen with high affinity. Nanobodies have a fraction of the molecular weight compared to traditional antibodies. They offer a number of potential advantages over traditional monoclonal antibodies, including the potential to create multivalent molecules with enhanced ability to penetrate inflamed tissue, especially when containing an additional albumin binding domain such as SLK, an easier manufacturing process and a higher thermostability.

We currently develop SLK in inflammatory diseases in dermatology and rheumatology where the pathophysiology is known to be driven by IL-17A and IL-17F. This group of diseases comprises our initial target diseases, hidradenitis suppurativa (“HS”) and psoriatic arthritis (“PsA”), and several other inflammatory conditions (including axial spondyloarthritis ("axSpA") and psoriasis (“PsO”). Our initial target diseases affect millions of people worldwide, and we believe there is a need for improved treatment options. We believe that SLK has a differentiated mechanism of action and that its purposefully designed molecular characteristics, including its small size and its albumin binding site, facilitate deep tissue penetration in the skin and joints. We envision SLK as a key therapeutic alternative in our initial target indications and potentially in multiple other IL-17 driven inflammatory conditions.

In May 2022, we initiated a Phase 2b trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in June 2023, we announced positive top-line results from this trial, which met its primary endpoint of Hidradenitis Suppurativa Clinical Response (“HiSCR”) 75. In October 2023, we announced positive 24-week top-line results showing that the maintenance treatment with SLK led to further improvements in HiSCR75 response rates and other clinically relevant outcomes in patients with moderate-to-severe HS. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the U.S. Food and Drug Administration (“FDA”), as well as positive feedback from our interactions with the E.U. European Medicines Agency (“EMA”), with both regulatory bodies unanimously supporting our proposed approach for advancing our Phase 3 program of SLK in HS. In December 2022, we initiated a Phase 2b trial in patients with active PsA (the ARGO trial (M1095-PSA-201)), and in November 2023, we announced positive top-line results from this trial, which met its primary endpoint of American College of Rheumatology (“ACR”) 50. We expect to announce 24-week top-line results of the ARGO trial in the first quarter of 2024. SLK was also studied in a Phase 2b trial in PsO patients where it showed a significant improvement in the primary end point as compared with placebo and for which results were presented in peer-reviewed scientific publications and conferences.

All three Phase 2b trials were conducted with active reference arms. In the HS and PsA trials, patients randomized to the active reference arm were treated with adalimumab (also known as Humira), and in PsO, with secukinumab (also known as Cosentyx), both drugs being considered the current standard of care in the respective indications. In all three trials, patients on the active reference arm achieved outcomes consistent with those achieved in previous studies for those molecules, demonstrating the validity of our own trial results. In addition, SLK numerically outperformed the active reference arms, highlighting SLK’s promise as a treatment for inflammatory diseases.

In addition to the three Phase 2b trials, Phase 1 single ascending and multiple ascending dosing trials were previously completed, bringing the total number of patients in SLK-related trials to more than 700.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
Building on the robust clinical data generated to date, we intend to further pursue the clinical development of SLK. We expect to commence Phase 3 clinical trials in HS in the first half of 2024, and in PsA in the second half of 2024. We also expect to commence clinical trials of SLK in other indications to be announced in 2024.
Our Vision and Our Strategy

Our vision is to elevate treatment goals for inflammatory skin and joint diseases. Our strategy is centered on developing SLK as, to our knowledge, the first ever Nanobody in clinical development for our selected indications. We seek to accomplish this strategy by:

•Completing the development of SLK in our initial focus indications, HS and PsA — We began the Phase 2b MIRA trial for HS and the Phase 2b ARGO trial for PsA in May 2022 and December 2022, respectively. We announced positive top-line results for the MIRA trial and the ARGO trial in October 2023 and November 2023, respectively. The clinical trials employ established therapeutic endpoints, such as response criteria defined by HiSCR and ACR, that reflect real-world improvement in patient outcomes. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies unanimously supporting our proposed approach for advancing our Phase 3 program of SLK in HS. We expect to commence Phase 3 clinical trials in HS in the first half of 2024, and in PsA in the second half of 2024, and expect primary endpoint data in mid 2025 and early 2026, respectively.

•Broadening our portfolio of indications — We believe that there are other indications beyond HS and PsA where SLK has the potential to represent a differentiated therapeutic alternative. We expect to announce details on which indications we intend to pursue during 2024, and intend to initiate one or more trials of SLK in such indications in 2024.

•Strengthening the differentiation elements for future SLK patients — In parallel to our clinical trials, we conduct basic research to continue refining our understanding of SLK and Nanobody biology. This research will inform our clinical efforts and includes the study of SLK’s pharmacokinetics and pharmacodynamics in a variety of cellular, deep-tissue, and disease models (in vitro and in vivo), including exploration of tissue penetration and targeting of SLK in disease models. We expect these studies to provide a more complete picture of IL-17A and IL17-F regulation. We expect this work to more clearly differentiate SLK, a Nanobody, from monoclonal antibody-based treatment options, including other IL-17 A and F inhibitors. We also expect this work to contribute to the furthering of our intellectual property.

•Building our manufacturing and commercial capabilities — We intend to continue investing in our manufacturing capabilities. Technology transfers for drug substance and drug product to commercial scale contract manufacturing organizations (“CMOs”) were executed in 2022, and we have reserved manufacturing capacity to build supply for first commercial launches which we expect to be as early as the end of 2026. We intend to continue investments in continual improvements in manufacturing capabilities to drive efficiency, to maintain high standards of quality control, and to ensure that investigators, physicians, and patients have adequate access to our product candidates at all points during studies and upon approval. We also plan to further invest in our commercial capabilities. In 2024, we started hiring dedicated personnel to our marketing, access and pricing functions and intend to continue building out this team to prepare for commercial launches of SLK in our target indications.

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

Our Focus: Inflammatory Diseases Involving IL-17A and IL-17F

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

SLK is an inhibitor of IL-17A and IL-17F that modulates cytokine activity in a fashion that is founded in current understanding of the importance of IL-17 biology in inflammatory disease. IL-17 cytokines can potently promote inflammation and also play a role in protection against some infectious agents. The inflammatory effects of IL-17 can be targeted directly by blocking the cytokine or its receptor, or indirectly by blocking cytokines upstream of IL-17-producing cells. IL-17 contributes to various lesions that are produced by Th17 cells, one subset of helper T cells, by gamma delta (γδ) T cells, and by innate lymphoid cells. In healthy tissue, IL-17A is largely absent, but is significantly upregulated in inflamed lesions in our focus indications. While IL-17F is present in healthy and non-lesional tissue at detectably higher concentrations than IL-17A, it is also significantly upregulated in inflamed tissue in our focus indications. The current view is that IL-17F contributes to inflammatory conditions such as HS and PsA, which is why IL-17A and F inhibition could well exert an increased anti-inflammatory therapeutic potential compared to just IL-17A inhibition.

Millions of people worldwide suffer from diseases in which overexpression of IL-17A and IL17-F are potentially implicated in the pathophysiology and we believe there are limited treatment options. Well-known diseases include HS, PsA, PsO, and axSpA among others. HS has an estimated worldwide prevalence of up to 2.1%, though we believe it is currently underdiagnosed and undertreated with limited effective treatment options available. PsA has an estimated worldwide prevalence of up to 0.5%. Furthermore, up to 40% of patients with PsA have axial disease. These diseases exhibit notable overlap with approximately 30% of PsO patients exhibiting PsA and up to 40% of PsA patients exhibiting axSpA. In the United States alone, HS, PsA, and axSpA together affect between 3.0 and 3.5 million diagnosed patients. Finally, PsO has an estimated worldwide prevalence of approximately 3% and affects an estimated 6 million diagnosed patients in the United States alone. Other diseases, where IL17-A and IL17-F play a role, will represent additional pools of diagnosed patients.

Our Pipeline

We are developing a portfolio of therapeutic indications for SLK (Figure 1).

Figure 1 — Overview of development pipeline for SLK

Clinical Development of SLK

Phase 2b Clinical Trial in HS: The MIRA Trial

The MIRA trial (M1095-HS-201) is a global, randomized, double-blind, placebo-controlled trial to evaluate the efficacy and safety of SLK, administered subcutaneously, in the treatment of adult patients with active moderate-to-severe HS. The trial recruited 234 patients, with the aim to evaluate two different doses of SLK (120mg and 240mg) with placebo control and adalimumab as an active reference arm. The primary endpoint of the trial is the percentage of participants achieving HiSCR75, defined as a ≥75% reduction in total abscess and inflammatory nodule (“AN”) count with no increase in abscess or draining tunnel count relative to baseline. The trial also evaluated a number of secondary endpoints, including the proportion of patients achieving HiSCR50, the change from baseline in International Hidradenitis Suppurativa Severity Score System (“IHS4”), the proportion of patients achieving a Dermatology Life Quality Index total score of ≤5, and the proportion of patients achieving at least 30% reduction from baseline in Numerical Rating Scale in the Patient’s Global Assessment of Skin Pain.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

In June 2023, the MIRA set a landmark milestone as the first placebo-controlled randomized trial in HS to use HiSCR75 as the primary endpoint which it met with a significantly greater proportion of patients treated with both SLK 120mg and 240mg achieving HiSCR75 compared to those on placebo at week 12. The primary analysis was based on a very stringent type of analysis for such trials, intent-to-treat non-responder imputation ("ITT-NRI"). Both doses performed similarly, with the 120mg dose providing the highest delta on HiSCR75 and HiSCR50. The 120mg dose achieved a 29 percentage points ("ppt") delta to placebo on HiSCR75 (p=0.0002) and a 38 ppt delta to placebo on HiSCR50 (p<0.0001). The results suggest that, as early as week 12, SLK, relative to placebo, reaches the highest clinical activity among all other therapies tested in similarly stringent pivotal-like trials (Figure 2).

Figure 2 — Comparison of HiSCR75 and HiSCR50 deltas to placebo between the MIRA trial and other pivotal-like trials

In October 2023, 24-week results were presented, showing that ongoing treatment with SLK 120mg and 240mg dosed Q4W further increased HiSCR75 response rates compared to week 12. 57% of patients continuously treated with 120mg achieved a HiSCR75 response (more than 10 ppt improvement from week 12) and 38% achieved HiSCR90 (more than 14 ppt improvement versus week 12). The IHS4 score, which encompasses changes in all active HS lesions (nodules, abscesses, draining tunnels), decreased by 65% in patients treated with the 120mg maintenance dose.

Rates of complete resolution of inflammatory nodules and abscesses (AN 100) together with complete resolution of draining tunnels (DT 100) also increased between week 12 and 24 (31% and 49% of patients achieving this high level of response at week 24 with 120mg respectively, an increase of up to 15 ppt). Complete inflammatory remission (IHS4-100) was achieved in 1 in 4 patients (24%) treated with 120mg at week 24. Clinical responses translated to profound improvements in patient-reported outcomes at 24 weeks including quality of life, pain, and patient global impression of severity. 43% of patients reached self-reported absent or minimal disease activity on the PGI-S scale.

Results obtained with placebo patients re-randomized to SLK 120mg or 240mg in Part B, after the primary analysis, replicated the dose responses observed in Part A. Difficult-to-treat subgroup analysis (e.g., in Hurley stage III patients or those previously exposed to biologics) confirms the advantage of the 120mg dose. Similarly, PK analysis support the use of the monthly maintenance 120mg dose. For patients who were inadequate responders to adalimumab at week 12 switching to SLK resulted in HiSCR75 response rates similar to responses in those randomized to SLK at baseline. SLK provided better durability of response compared to that observed with adalimumab in other studies.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
The safety profile of SLK was consistent with that observed in previous studies. Overall, SLK continues to show a favorable safety profile, in line with the known profile of IL-17 inhibitors. Based on the efficacy and safety results, Q4W maintenance dosing of SLK 120mg has been confirmed in our view as the optimal dose, in terms of speed and depth of response, and overall benefit-risk profile, for progression into Phase 3 development.

Phase 2b Clinical Trial in PsA: the ARGO Trial

The ARGO trial (M1095-PSA-201) is a global, randomized, double-blind, placebo-controlled trial to evaluate the efficacy and safety of SLK, administered subcutaneously, in the treatment of adult patients with active PsA. The trial was designed to evaluate different doses of SLK, with placebo control and adalimumab as an active reference arm. The primary endpoint of the trial is the percentage of participants achieving ≥50% improvement in signs and symptoms of disease from baseline, compared to placebo, as measured by ACR50 response. The trial also evaluates a number of secondary endpoints, including improvement compared to placebo in ACR20, complete skin clearance as measured by at least a 100% improvement in PASI (PASI100), physical function as measured by the Health Assessment Questionnaire-Disability Index, enthesitis as measured by the Leeds Enthesitis Index and pain as measured by the Patients Assessment of Arthritis Pain. Important composite scores, such as ACR50+PASI100, measuring both joint and skin improvement in the same patients were also studied.

In November 2023, the ARGO trial, which enrolled 207 patients, met its primary endpoint with a statistically significant greater proportion of patients treated with either SLK 60mg or 120mg (with induction) achieving an ACR50 response compared to those on placebo at week 12. Specifically, for the 60mg and 120mg doses with induction, respectively, 46% and 47% of patients treated with SLK achieved ACR50 (p<0.01 versus placebo); 78% and 72% of patients achieved ACR20; and 29% and 26% achieved ACR70. The primary analyses were based on a very stringent type of analysis for such trials, ITT-NRI. As expected, the 60mg dose without induction did not reach statistical significance, confirming the 60mg and 120mg with induction as the potential dose regimens to carry forward into Phase 3. All key secondary endpoints were met for the 60mg and 120mg doses with induction. The key secondary endpoint PASI90 was met for all doses with induction. 77% of patients achieved a PASI90 response at week 12 to the 60mg dose (ITT-NRI, p<0.001 versus placebo). For this dose, 58% of patients achieved complete skin clearance (PASI100) at week 12. PASI responses across dose arms were consistent with the previously reported Phase 2b data of SLK in moderate-to-severe plaque-type PsO, with the 120mg dose achieving the highest responses for PASI100 (close to 60% of patients at week 12, ITT-NRI) in patients with more severe skin lesions (PASI score ≥ 10 at baseline). Up to 33% of patients achieved both ACR50 and PASI100 at week 12 (Figure 3). Other clinically relevant secondary endpoints, such as Minimal Disease Activity (MDA), the modified Nail Psoriasis Severity Index (mNAPSI), the Leeds Enthesitis Index (LEI) and the patient self-reported Psoriatic Arthritis Impact of Disease (PsAID-12), each show promising levels of response at week 12. Adalimumab was used as an active reference to validate responses across arms (not powered for statistical comparisons to active treatment). SLK 60mg and 120mg (with induction) numerically outperformed adalimumab on the primary endpoint and all key secondary endpoints, with the observed deltas further supporting the potential for SLK as a future leading therapy.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

Percent (%) pts reaching score, ITT-NRI

p<0.01
vs. placebo
p<0.01
vs. placebo
33.3
30.8
11
21.9
+26
18.8
7.7
Placebo
(PLC)
SLK
60mg NI
SLK
60mg
SLK
120mg
ADA
40mg

Nominal p-values from a logistic regression with covariates for sex and prior biologic use; all patients with BSA>=3% at baseline, and distribution of such patients is balanced between arms

Figure 3 — Patients reaching both ACR50 and PASI100 in the ARGO trial at week 12.

The safety profile of SLK in ARGO was consistent with previously reported studies with no new safety signals. Overall, SLK continued to show a favorable safety profile.

The results suggest that, as early as week 12, SLK reaches levels of clinical response at or above those seen with other therapies tested in similarly stringent trials. 24 weeks data of the ARGO trial is expected to be presented in March 2024. The high performance of SLK and its favorable safety profile continue to support the plan for progression into Phase 3 development in 2024.

Phase 2b Clinical Trial in Psoriasis

In May 2021, data for the Phase 2b trial of SLK in PsO was published. This trial was conducted by Avillion under a 2017 co-development agreement with MHKDG. The randomized, double-blind, placebo-controlled, multi-center trial was designed to assess efficacy, safety and tolerability of SLK in patients with moderate-to-severe chronic plaque-type PsO, over a total period of 52 weeks (inclusive of a 40-week follow-up assessment). In all cases, patients were administered SLK via subcutaneous injection.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
tolerated, with a safety profile similar to the active control, secukinumab, and an overall Candida infection rate of 2.9% from week 0 to week 12 and 6.4% in the period from week 12 to week 52 across all doses.

Ongoing and Planned Clinical Development

We expect to present 24 weeks data of the ARGO trial in the first quarter of 2024.

We expect to commence Phase 3 clinical trials in HS in the first half of 2024, and in PsA in the second half of 2024, with primary endpoint data expected in mid 2025 and early 2026, respectively. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies unanimously supporting our proposed approach for advancing our Phase 3 program of SLK in HS.

We believe that there are other indications beyond HS and PsA where SLK has the potential to represent a differentiated therapeutic alternative. We expect to announce details on which indications we intend to pursue during 2024, and intend to initiate one or more trials of SLK in such indications in 2024.

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

In May 2023, we entered into a collaboration agreement with SHL Medical to develop an autoinjector for clinical and potential subsequent commercial supply of SLK.

Intellectual Property

As of December 31, 2023, we have the exclusive license to a patent family directed to Il-17 Nanobodies, including SLK, and methods of making and using the same derived from International Patent Application PCT/EP2012/058313, published as WO 2012/156219, entitled “Amino Acid Sequences Directed Against IL-17A, IL-17F and/or IL17-A/F and Polypeptides Comprising the Same.” Applications in this family have been filed in the United States, the European Patent Office (EPO), the Eurasian Patent Organization (EAPO), Australia, Brazil, Canada, Chile, China, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, and South Africa. To date, 24 patents have issued and several applications are pending. Three patents have been issued in the United States in this family thus far (U.S. Patent Nos. 10,017,568, 10,829,552 and 11,773,159), all three providing protection until May 2032, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. There are several non-U.S. patents that have been granted or are pending in this family, all of which are expected to have similar expiration dates, absent any extensions that may be available through supplementary protection certificates or similar mechanisms. Additional data exclusivity rights may be applicable.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

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

The aggregate purchase price in respect of the License Agreement was $29.9 million and consisted of an upfront cash payment by us to MHKDG and an issuance of equity by us to MHKDG, representing a 9.9% ownership stake in our subsidiary, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”), following such issuance. Subject to the terms of the License Agreement, milestone cash payments of up to EUR 307.1 million ($339.5 million using a December 31, 2023 exchange rate) are potentially payable, of which EUR 7.5 million ($8.0 million using the then applicable exchange rate) has been recognized as R&D expense to date. Future milestones will become payable upon regulatory filing acceptances in the US, in the European Union (“EU”) and Japan, first commercial sales in these geographies, and meeting certain annual thresholds in global net sales. In addition, the License Agreement requires us to pay royalties within the range of low to mid-teen percent of net sales. Our obligation to pay royalties are on a licensed product-by-licensed product and country-by-country basis and continue from the date of first commercial sale of a licensed product in a country until the later of (i) ten years from such first commercial sale of such licensed product in such country or (ii) the expiration or invalidation of the last remaining valid claim of a licensed patent covering such licensed product.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
Agreement, shall continue, provided that the continuing obligations and liability of MHKDG under the License Agreement shall be limited to only that intellectual property owned or held by MHKDG following termination of the Initial License Agreement.

On May 12, 2023, we entered into an agreement with RCT and MHKDG, effective as of June 1, 2023, pursuant to which we were granted a royalty-bearing, nonexclusive, sublicensable right and license under RCT’s patents and know-how related to a manufacturing process using an underlying yeast strain, Pichia pastoris, to develop, manufacture, use, sell, offer for sale, and import and otherwise commercialize SLK on a world-wide basis, subject to certain restrictions. This agreement replaces our sublicense for similar rights under the License Agreement with MHKDG.

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

U.S. Biologics Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and the Public Health Service Act (the “PHSA”), and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequence compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulation;
•submission to the FDA of an Investigational New Drug (“IND”) application, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•approval by an independent institutional review board (“IRB”) or ethics committee at each clinical site before the trial is commenced;
•manufacture of the proposed biologic candidate in accordance with current Good Manufacturing Practices (“cGMPs”);
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a Biologics License Application (“BLA”) after completion of all pivotal clinical trials;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of a BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an IND product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with GCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

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

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

In 2017, the FDA established a new regenerative medicine advanced therapy (“RMAT”) designation as part of its implementation of the 21st Century Cures Act (the “Cures Act”). The RMAT designation program is intended to fulfill the Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (i) the drug qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of breakthrough therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through: the submission of clinical evidence, preclinical studies, clinical trials, patient registries or other sources of real world evidence such as electronic health records; the collection of larger confirmatory datasets; or post-approval monitoring of all patients treated with the therapy prior to approval.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

Regulation of Diagnostic Tests

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

Our drug candidates may require use of a diagnostic to identify appropriate patient populations for our product candidates. These diagnostics, often referred to as companion diagnostics, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval (“PMA”). We expect that any companion diagnostic developed for our drug candidates will utilize the PMA pathway.

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

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

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

Civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalty laws, which can be enforced through civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent. For example, the federal False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, the government may assert that a claim resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Data Privacy & Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”) and the EU General Data Protection Regulation (“GDPR”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. Additionally, our use of artificial intelligence and machine learning may be subject to laws and evolving regulations regarding the use of artificial intelligence/machine learning, controlling for data bias, and antidiscrimination.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

With regard to the transfer of data from Iceland, Norway and Liechtenstein (the “European Economic Area” or “EEA”) to the UK, on June 28, 2021, the European Commission (the “EC”) adopted two adequacy decisions for the United Kingdom (the “UK”) – one under the GDPR and the other for the Law Enforcement Directive (2016/680). Personal data may now freely flow from the EU to the UK since the UK is deemed to have an adequate data protection level for the purposes of the EU regime. Additionally, following Brexit, companies also have to comply with the UK’s data protection laws (including the UK GDPR, which is based on the EU GDPR), the latter regime having the ability to impose fines up to the greater of £17.5 million or 4% of global turnover. Furthermore, transfers from the UK to other countries, including to the EEA, are subject to specific transfer rules under the UK regime; personal data may freely flow from the UK to the EEA, since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. These UK international transfer rules broadly mirror the EU GDPR rules. The adequacy decisions include a “sunset clause” which entails that the decisions will automatically expire four years after their entry into force, unless renewed. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers (“Addendum”) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the old EU SCCs for the purposes of the UK regime. However, the transitional provisions, adopted with the IDTA and the Addendum, provide that contracts concluded on or before September 21, 2022 on the basis of any old EU SCCs continue to provide appropriate safeguards for the purpose of the UK regime until March 21, 2024, provided that the processing operations that are the subject matter of the contract remain unchanged and reliance on those clauses ensures that the transfer of personal data is subject to appropriate safeguards.

With regard to the transfer of data from the UK to the United States, the UK government has adopted an adequacy decision for the United States, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the transfer is to a United States company participating in the EU-US Data Privacy Framework and the UK Extension.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with ACA’s requirement to carry health insurance, known as the “individual mandate,” effective January 1, 2019. Since the enactment of the Tax Act, there have been additional amendments to certain provisions of the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including automatic aggregate reductions of Medicare payments to providers of 2% per fiscal year as part of the federal budget sequestration under the Budget Control Act of 2011. These reductions went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, unless additional action is taken by Congress.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

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

Regulation in the European Union

Drug and Biologic Development Process

Clinical trials are studies intended to discover or verify the effects of one or more investigational medicines. The regulation of clinical trials aims to ensure that the rights, safety and well-being of trial participants are protected and the results of clinical trials are credible. Regardless of where they are conducted, all clinical trials included in applications for marketing authorization for human medicines in the EU and in the EEA must have been carried out in accordance with EU regulations. This means that clinical trials conducted in the EEA have to comply with EU clinical trial legislation but also that clinical trials conducted outside the EEA have to comply with ethical principles equivalent to those set out in the EEA, including adhering to international GCP and the Declaration of Helsinki.

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

A more unified procedure will apply under the new Clinical Trials Regulation. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application and will consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. The CTR foresees a three-year transition period. Member states will work in the Clinical Trials Information System (“CTIS”) immediately after the system has gone

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
live. Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory, and by January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS.

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

During the development of a medicinal product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (the “CHMP”), on the recommendation of the Scientific Advice Working Party, or SAWP. A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs and is not legally binding with regard to any future Marketing Authorization Application, (“MA Application”), of the product concerned.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

The decentralized procedure permits companies to file identical MA applications for a medicinal product to the competent authorities in various EU Member States simultaneously if such medicinal product has not received marketing approval in any EU Member State before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU Member State, known as the reference EU Member State, is appointed to review the application and provide an assessment report. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference EU Member State and concerned EU Member States. The reference EU Member State prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Subsequently each concerned EU Member State must decide whether to approve the assessment report and related materials. If an EU Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU Member States.

All new marketing authorization applications must include a Risk Management Plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. We need to submit an updated RMP: (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. Since October 20, 2023, all RMPs for centrally authorized products are published by the EMA subject to only limited redactions.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.

The data exclusivity period begins on the date of the product’s first MA in the EU. After eight years, a generic product application may be submitted and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial chance was authorized).

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

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. The current draft envisages e.g., a shortening of the periods of data exclusivity, however, there is currently neither a final version of this draft nor a date for its entry into force.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

The holder of a marketing authorization for a medicinal product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. These pharmacovigilance rules can impose on holders of MAs the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of Periodic Safety Update Reports (“PSURs”), in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase IV safety studies. If the EC agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the marketing authorization holder to fulfill the obligations for which the EC’s decision provides can undermine the ongoing validity of the MA.

More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the MA for the product or imposition of financial penalties or other enforcement measures.

The manufacturing process for pharmaceutical products in the European Union is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for GMP. These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union. Similarly, the distribution of pharmaceutical products into and within the European Union is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP, before releasing the product for commercial distribution in the European Union or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.

Sales and Marketing Regulations

The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

Other Markets

The UK formally left the EU on January 31, 2020 and the EU laws now only apply to the UK in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland and as amended by the Windsor Framework agreed by the UK and EU on February 27, 2023. Amongst other things, the Windsor Framework sets out a long-term set of arrangements for the supply of medicines into Northern Ireland. From January 1, 2025, medicines will need to be approved and licensed on a UK-wide basis by the UK’s Medicines and Healthcare products Regulatory Agency (the “MHRA”), with medicines using the same packaging and labelling across the UK. The EMA will have no role in approving or licensing new drugs for provision in Northern Ireland. The Windsor Framework has not, up to this point, been extended to the regulation of medical devices.

The European Union and the United Kingdom have agreed on a trade and cooperation agreement (“TCA”), which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.

The UK government has adopted the Medicines and Medical Devices Act 2021 (“MMDA”) which seeks to address this regulatory gap through introducing regulation-making, delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The purpose of the MMDA is to enable the existing regulatory frameworks to be updated following the UK’s departure from the EU

The MMDA supplements the UK Medical Devices Regulations 2002 (the “Regulations”), which are based on the EU Medical Devices Directive as amended to reflect the United Kingdom’s post-Brexit regulatory regime. Notably, the Regulations do not include any of the revisions that have been made by the EU Medical Devices Regulation (EU) 2017/745, which has gained full application in all EU Member States since May 26, 2021 but is not applicable in the UK as “retained law”. Additionally, the MHRA launched a comprehensive consultation in 2021 with proposals to amend the regulatory framework for medical devices in the United Kingdom. The stated objectives of the proposals include expansion of the scope

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
of the Regulations (for example, by expanding the in vitro diagnostic medical device definition to include software and other products, including products without an intended medical purpose but with similar functioning and risk profiles) and potentially through use of internationally recognized definitions (for example, by excluding products that contain viable biological substances and excluding food), remove trade barriers, further the availability of medical devices and improve the favorability of the UK market. The consultation period closed on November 25, 2021 and on June 26, 2022, the MHRA published a response to its consultation, which sets out the proposed new UK regulatory framework for medical devices and in vitro diagnostic medical devices. The proposals are intended to improve patient safety and public health through appropriate regulatory oversight, improve the traceability of medical devices, improve the regulation of the rules governing software and AI as medical devices and introduce alternative routes to market to ensure the UK aligns with any superior international best practices. Core aspects of the new framework are expected to apply from July 1, 2025 with appropriate transitional measures and the introduction of secondary legislation (although the strengthened post-market surveillance regime for medical devices is expected to come into effect in mid-2024).

Under the Medical Devices (Amendment) (Great Britain) Regulations 2023, CE marked European medical devices will continue to be accepted for sale in the UK until 2028 or 2030, depending on the type of device.
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

Human Capital

Our Employees

We have grown to a team of approximately 50 employees as of December 31, 2023. Our employees are based in the following countries: Switzerland, the United Kingdom, Portugal and Belgium. Our highly qualified and experienced team includes scientists, physicians and professionals across clinical development, regulatory affairs, manufacturing, medical affairs, commercialization, finance and other important functions that are critical to our success. We also leverage certain external experts in drug development and corporate functions to provide flexibility for our business needs.

We expect to continue to hire additional employees in 2024 and beyond to expand our expertise and bandwidth across all functions. We continue to evaluate our business needs and opportunities.

Our Culture

We believe that the success of our human capital management investments is evidenced by our low employee turnover, a metric which is regularly reviewed by our board of directors (the “Board”) as part of its oversight of our human capital strategy.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
Diversity & Inclusion

Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.

Our Corporate Information

We were originally incorporated on August 13, 2020 in the Cayman Islands as a special purpose acquisition company under the name Helix Acquisition Corp., and our subsidiary, MoonLake AG, was incorporated in Switzerland in 2021. In connection with the consummation of the Business Combination (as defined below), we changed our name from Helix Acquisition Corp. to MoonLake Immunotherapeutics. Our principal executive office is located in Dorfstrasse 29, 6300, Zug, Switzerland.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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
•Our business relies on certain licensing rights from MHKDG and RCT that can be terminated in certain circumstances. If we breach those agreements, or if we are unable to satisfy our diligence obligations under which we license rights to SLK from MHKDG, we could lose the ability to develop and commercialize SLK.
•We have incurred losses since inception, and we expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future. We have not generated any revenue from SLK and may never generate revenue or become profitable.
•We have a limited operating history and have no products approved for commercial sale.
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

Risks Related to Our Limited Operating History, Business, Financial Condition, and Results of Operations

We have a limited operating history and have no products approved for commercial sale.

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
•timely file and gain acceptance of IND applications for our programs in order to commence planned clinical trials or future clinical trials;
•successfully enroll subjects in, and complete, our ongoing and planned clinical trials;
•obtain data related to SLK and generated prior to the License Agreement, but not transferred from MHKDG, which may delay our development and commercialization;
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

Due to the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We may never succeed in these activities and, even if we succeed in commercializing SLK, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable could decrease the value of our shares and impair our ability to raise capital, maintain our research and

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
development efforts, expand our business or continue our operations. Further, we may encounter unexpected expenses, challenges and complications from known and unknown factors.

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

We have incurred net losses in each period since we commenced operations on March 10, 2021. Our net losses were $44.1 million for the year ended December 31, 2023. We expect to continue to incur significant losses for the foreseeable future. Our failure to become profitable would decrease the value of our Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our Company could also cause you to lose all or part of your investment.

If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our development programs or future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.

Developing biopharmaceutical products is a very long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval from the FDA, EMA, and similar foreign regulatory authorities for, SLK. Even if SLK is approved for commercial sale, we anticipate incurring costs associated with sales, marketing, manufacturing and distribution activities to launch SLK. Our expenses could increase beyond expectations if we are required by the FDA, EMA, or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of SLK. Our future capital requirements depend on many factors, including factors that are not within our control. Based on our current operating plan, we believe our existing cash, cash equivalents and short-term marketable securities, will be sufficient to fund our operations to the end of 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

We do not have any committed external sources of funds and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our shareholders or the failure to obtain such financing may restrict our operating activities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a shareholder. Debt financing may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to SLK, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. If our costs, in particular costs related to clinical development, manufacture and supply, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition. Our failure to raise capital as and when needed or on acceptable terms has in the past had, and in the future may have, a negative impact on our

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
financial condition and our ability to pursue our business strategy, and we have in the past had to, and in the future may have to, delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

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

Our business relies on certain licensing rights from MHKDG and RCT that can be terminated in certain circumstances. If we breach those agreements, or if we are unable to satisfy our diligence obligations under which we license rights to SLK from MHKDG, we could lose the ability to develop and commercialize SLK.

Our ability to continue to develop and commercialize SLK is dependent on the use of certain intellectual property that is licensed to us by MHKDG and RCT. These licenses are granted pursuant to agreements setting forth certain terms and condition for maintaining such licenses. In the event that the terms and conditions are not met, the licenses are at risk of being revoked and the granting process may be terminated. Our primary license agreement is the License Agreement. See “Business — The Merck Healthcare KGaA (Darmstadt, Germany) License Agreement”.

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

We also have diligence obligations under the License Agreement, including: (a) developing one licensed product in at least two indications; (b) launching and commercializing one product in seven major markets, including with pricing approval if required for commercialization, within 12 months of receiving regulatory approval in the respective market; (c) securing within six months of the effective date of the exclusive license a contract research facility; and (d) initiating two Phase 2 clinical trials for a product within 12 months of the effective date of the exclusive license, taking into account any regulatory requirements from the FDA, EMA or other regulatory authorities, of which we satisfied upon the initiation of our MIRA and ARGO trials. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Due to the uncertainties and risks associated with these activities, we may not be successful in meeting these diligence obligations within the required timeframes, and may lose the ability to develop and commercialize SLK.

On May 12, 2023, we entered into an agreement with RCT and MHKDG, effective as of June 1, 2023, pursuant to which we were granted a royalty-bearing, nonexclusive, sublicensable right and license under RCT’s patents and know-how related to a manufacturing process using an underlying yeast strain, Pichia pastoris, to develop, manufacture, use, sell, offer for sale, and import and otherwise commercialize SLK on a world-wide basis, subject to certain restrictions. This agreement replaces our sublicense for similar rights under the License Agreement with MHKDG.

Due to the significant resources required for the development of SLK, we must prioritize the pursuit of treatments for certain indications. We may expend our limited resources to pursue a particular indication and fail to capitalize on indications that may be more profitable or for which there is a greater likelihood of success.

We are developing therapies for patients with inflammatory skin and joint diseases with unmet needs. In particular, we are developing a portfolio of therapeutic indications for SLK, and are initially focused on the development of SLK in inflammatory diseases including HS and PSA. In May 2022, we initiated our MIRA trial, and in December 2022, we initiated

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
our ARGO trial. In October 2023, we announced full 24-week data from the global Phase 2 MIRA clinical trial. In November 2023, we announced top-line 12-week data from the global Phase 2 ARGO trial.

Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular indications may not lead to the development of any viable commercial product and may divert resources away from opportunities for other indications that later prove to have greater commercial potential or a greater likelihood of success. The primary endpoints for the Phase 2 trials for the therapeutic indications of HS and PsA were the therapeutic scores of the HiSCR and ACR, respectively. The primary endpoints of such trials were met and SLK demonstrated meaningful increases in such therapeutic scores. However, there is no guarantee that the results will be replicated in Phase 3 studies, nor that they will lead to market acceptance or commercial success of SLK, if approved. Even if SLK receives marketing approval, it may not achieve commercial success. If we do not accurately evaluate the commercial potential or target market for SLK, we may relinquish valuable rights to SLK through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. We may make incorrect determinations regarding the viability or market potential of SLK or misread trends in our industry.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
We have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. If we are required to conduct additional preclinical studies or clinical trials of SLK beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of SLK or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Our future success is substantially dependent on our ability to successfully develop SLK for future marketing approval, and then successful commercialization. We are investing a majority of our efforts and financial resources into the research and development of SLK. In October 2023, we announced full 24-week data from the global Phase 2 MIRA clinical trial. In November 2023, we announced top-line 12-week data from the global Phase 2 ARGO trial.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that SLK is safe and efficacious before we can seek marketing approvals for commercial sale. Demonstrations of efficacy or an acceptable safety profile in prior preclinical studies of SLK does not mean that future clinical trials will yield the same results. For instance, we do not know whether SLK will perform in future clinical trials as SLK has performed in preclinical studies and prior clinical trials conducted by us, MHKDG, Avillion or Ablynx. SLK may fail to demonstrate in later-stage clinical trials sufficient

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
safety and efficacy to the satisfaction of the FDA, EMA, and other comparable foreign regulatory authorities despite having progressed through preclinical studies and earlier stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety or efficacy results in preclinical studies or earlier-stage trials, which could prevent us from conducting the clinical trials we currently anticipate. There is no guarantee that the FDA, EMA, and other comparable foreign regulatory authorities will consider the data obtained from prior SLK trials sufficient to allow us to initiate our planned clinical trials within the timelines we anticipate, or at all. Even if we are able to initiate our planned clinical trials on schedule, there is no guarantee that we will be able to complete such trials on the timelines we anticipate or that such trials will produce positive results. Any limitation on our ability to conduct clinical trials could delay or prevent regulatory approval or limit the size of the patient population that can be treated by SLK, if approved.

Preclinical and clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results.

Before obtaining marketing approval from regulatory authorities for commercialization of SLK, we must complete clinical trials to demonstrate the safety and efficacy of SLK in humans and in selected diseases. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure of one or more clinical trials can occur at any stage. The outcome of preclinical studies and prior clinical trials may not be predictive of the success of later clinical trials, and the outcome of preclinical studies and prior clinical trials for a product candidate for a particular indication may not be predictive of the success of preclinical studies and clinical trials for the same product candidate for a different indication. In particular, in October 2023, we announced full 24-week data from the global Phase 2 MIRA clinical trial and, in November 2023, we announced top-line 12-week data from the global Phase 2 ARGO trial. We expect to commence Phase 3 clinical trials in HS and PsA in 2024. Although data from the Phase 2 MIRA and ARGO clinical trials for SLK in patients established SLK as a highly promising and differentiated therapeutic solution in HS and PsA, respectively, Phase 3 trials of the efficacy of SLK in patients with HS and PsA may not yield similar results. If a Phase 3 study is initially conducted for SLK in patients with PsA and HS, or PSO, the outcome may be different than those observed in the respective Phase 2 trials. Unexpectedly favorable results of comparator arms in any trial could lead to unfavorable comparisons to SLK. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an IND or similar application will result in the FDA, EMA, or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of SLK for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s GCPs or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

In particular, pharmaceutical companies that develop and/or market products for the indications we are pursuing, including HS and PsA, are likely to represent substantial competition. These include companies developing and/or marketing IL-17A and IL-17AA inhibitors (such as Novartis AG, Eli Lilly and Co, Amgen, Acelyrin, Zura Bio Ltd and LEO Pharma), IL-23 inhibitors (such as AbbVie, Janssen, Sun Pharmaceutical and Almirall), IL-12/23 inhibitors (including Janssen), TNF alpha inhibitors (such as AbbVie, Pfizer, Janssen and UCB), TYK2 inhibitors (such as Bristol Myers Squibb), JAK inhibitors (such as AbbVie, Incyte and Pfizer), IL1a/IL1b inhibitors (including Abbvie), OX40L inhibitors (such as Sanofi), and IRAK4 degraders (such as Kymera Therapeutics Inc). It also includes UCB as the development and commercializing company for bimekizumab, the only other IL-17A and F inhibitor beyond SLK that has received approval or is in late-stage clinical development of which we are aware. While SLK represents a novel mechanism of action, all of the above mechanisms are also of potential therapeutic use in one or more other indications that we are or may be pursuing. If SLK does not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

Furthermore, we also face competition more broadly across the market for existing cost-effective and reimbursable inflammatory skin and joint disease treatments. SLK, if approved, may compete with these existing drug and other therapies but may not be competitive with them in price. We expect that if SLK is approved, it will be priced at a significant premium over generic, including branded generic, or biosimilar products. In particular, the availability of biosimilar products of adalimumab and in the future secukinumab may intensify competition. As a result, obtaining market acceptance of, and gaining significant share of the market for, SLK will pose challenges.

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

As a result of pandemics and related “shelter in place” orders and other public health guidance measures, we may in the future experience disruptions that could seriously harm our business. Potential disruptions include but are not limited to: delays or difficulties in enrolling patients in, initiating or expanding our clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff; increased rates of patients withdrawing from our clinical trials following enrollment as a result of certain health conditions or being forced to quarantine; interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed; recommendations by federal, state or local governments, employers and others or interruptions of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical trial endpoints; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors; interruption or delays in the operations of the FDA, EMA, and comparable foreign regulatory authorities including delays in receiving approval from local regulatory authorities to initiate our planned clinical trials; interruption of, or delays in receiving, supplies of SLK from our CMOs due to staffing shortages, raw materials shortages, production slowdowns or stoppages and disruptions in delivery systems; and limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions.

Future pandemics may also affect the ability of the FDA, EMA, and other regulatory authorities to perform routine functions. If global health concerns prevent the FDA, EMA, or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA, EMA, or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The process of obtaining regulatory approvals in the United States, the EU, and other jurisdictions is complex, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize SLK in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize SLK outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of SLK, we must demonstrate through complex and expensive preclinical studies and clinical trials that SLK is both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Further, SLK may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA, EMA, and comparable foreign regulatory authorities have discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. SLK could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA, EMA, or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA, EMA, or comparable foreign regulatory authorities that SLK is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to SLK; we may be unable to demonstrate that SLK’s clinical and other benefits outweigh its safety risks; the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of SLK may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA, EMA, or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of SLK; the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. Thus, the approval requirements for SLK are likely to vary by jurisdiction such that success in one jurisdiction is not necessarily predicative of success elsewhere.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

If we or a regulatory authority discover previously unknown problems with SLK, such as adverse events of unanticipated severity or frequency, or problems with the facilities where SLK is manufactured, a regulatory authority may impose restrictions on SLK, the manufacturing facility or us, including requiring recall or withdrawal of SLK from the market or suspension of manufacturing, restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials, restrictions on the manufacturing process, warning or untitled letters, civil and criminal penalties, injunctions, product seizures, detentions or import bans, voluntary or mandatory publicity requirements and imposition of restrictions on operations, including costly new manufacturing requirements. The occurrence of any event or penalty described above may inhibit our ability to commercialize SLK and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services (“HHS”) to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, the HHS’s CMS stated that drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation (the “MFN”) Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development (“OECD”) countries with a similar gross domestic product per capita. However, the MFN rule was immediately challenged in federal courts and on August 6, 2021 CMS announced a proposed rule to rescind it. On November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. In response to litigation, the Biden administration agreed to delay the effective date of the rule until January 1, 2023. On November 15, 2021, Public Law 117-58 went into effect. Section 90006 prohibits the Secretary of Health and Human Services from implementing the provisions of the final rule prior to January 1, 2026, extending the moratorium by an additional three years. Further, implementation of these changes and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs. The effect of these legislative and executive activities on our business model and operations is currently unclear.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

We are subject to laws and regulations related to, among other things, privacy, data protection, information security and consumer protection across different markets where we conduct our business. Such laws and regulations are constantly evolving and changing and are likely to remain uncertain for the foreseeable future. Our actual or perceived failure to comply with such obligations could have an adverse effect on our business, operating results and financial operations. Complying with these numerous, complex, and often changing regulations is expensive and difficult, and failure to comply with any data protection, privacy laws or data security laws or any security incident or breach involving the potential or actual misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our collaborators or another third party, could adversely affect our business, financial condition, and results of operations, including but not limited to investigation costs, material fines and penalties, compensatory, special, punitive, and statutory damages, litigation, consent orders regarding our privacy and security practices, requirements that we provide notices, credit monitoring services, and/or credit restoration services or other relevant services to impacted individuals, adverse actions against our licenses to do business, reputational damage and injunctive relief.

The collection and use of personal health data and other personal data in the EU is governed by the provisions of the GDPR, which became applicable in May 2018, and related data protection laws in individual EU Member States.

The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collecting, analyzing and transferring) personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the notification obligations to the national data protection authorities, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.

In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the EC to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the EC's standard contractual clauses (“SCCs”). In this respect, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, following the Schrems II decision of the Court of Justice of the EU on July 16, 2020, in which the Court invalidated the Privacy Shield under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme, there is uncertainty as to the general permissibility of international data transfers under the GDPR. The Court did not invalidate the then-current SCCs, but ruled that data exporters relying on these SCCs are required to verify, on a case-by-case basis, if the law of the third country ensures a level of data protection that is essentially equivalent to that guaranteed in the EEA. In light of the implications of this decision, we may face difficulties regarding the transfer of personal data from the EEA to third countries. In 2021 the EC issued a new set of SCCs. Since December 27, 2022, the previous set of SCCs can no longer be used. When relying on SCCs, the data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. On June 18, 2021, the European Data Protection Board adopted recommendations to assist data exporters with such assessment and their duty to identify and implement supplementary measures where they are needed to ensure compliance with the EU level of protection to the personal data they transfer to third countries. With regard to the transfer of personal data from the EEA to the United States, on July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to United States companies participating in the framework.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

In the event of a personal data breach, the GDPR also requires us, as a controller, to notify the competent supervisory authorities and/or the affected data subjects. Such notification must be issued without undue delay, and where feasible not later than 72 hours after having become aware of the data breach. The notification obligation exists regardless of whether the processing is carried out on our or our vendors’ systems. The only exception where such notification may be omitted is if the personal data breach is unlikely to result in a risk to the rights and freedoms of natural persons. In addition to the disruptions to our business and impact to our reputation that any such breach of security could cause, we may be subject to regulatory fines, class actions, or other costly measures if there is a personal data breach on our or our vendors’ systems. Furthermore, under the GDPR, when we act as a processor, we must notify the relevant controller without undue delay after become aware of a personal data breach.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global turnover of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses (punishable by uncapped fines) for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU. Guidance developed at both the EU level and at the national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised.

Furthermore, there is a growing trend towards the required public disclosure of clinical trial data in the EU, which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the new EU CTR, EMA disclosure initiatives and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the CTR and the GDPR, further adds to the complexity that we face with regard to data protection regulation.

With regard to the transfer of data from the EU to the United Kingdom, on June 28, 2021 the EC adopted two adequacy decisions for the UK – one under the GDPR and the other for the Law Enforcement Directive. Personal data may now freely flow from the EU to the UK since the UK is deemed to have an adequate data protection level for purposes of the EU regime. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed. Additionally, following the UK’s withdrawal from the EU and the EEA, known as Brexit, companies also have to comply with the UK’s data protection laws (including the GDPR, as incorporated into UK national law), the latter regime having the ability to impose fines up to the greater of £17.5 million or 4% of global turnover. Furthermore, transfers from the UK to other countries, including the EEA, are subject to specific transfer rules under the UK regime; personal data may freely flow from the UK to the EEA, since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. These UK international transfer rules broadly mirror the EU GDPR rules. With regard to the transfer of personal data from the UK to the United States, from 12 October 2023, businesses in the UK can start to transfer personal data to US organizations certified to the “UK Extension to the EU-US Data Privacy Framework” (UK Extension) under the UK GDPR, without the need for further safeguards. On March 21, 2022, the international data transfer agreement (IDTA) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (Addendum), and a document setting out transitional provisions came into force and replaced the old EU SCCs for purposes of the UK regime. However, the transitional provisions, adopted with the IDTA and the Addendum, provide that contracts concluded on or before 21 September 2022 on the basis of any old EU SCCs continue to provide appropriate safeguards for the purpose of the UK regime until 21 March 2024, provided that the processing operations that are the subject matter of the contract remain unchanged and appropriate safeguards can be ensured.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of these laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain qualified managerial, scientific and medical personnel. We are dependent on our managerial, scientific and medical personnel, including our Chief Executive Officer, our Chief Scientific Officer, and our Chief Financial Officer. If we do not succeed in attracting and retaining qualified personnel, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts. Furthermore, we are dependent on our ability to attract, hire, relocate and retain qualified managerial, scientific and medical personnel from jurisdictions other than Switzerland, the United Kingdom and Portugal. Therefore, Swiss, British and Portuguese immigration requirements have a significant influence on our human resources planning. Immigration applications can take several months or more to be finalized. If we are unable to complete the requisite visa applications, either as a result of changing requirements or otherwise, our ability to successfully implement our business strategy could suffer, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical operations, regulatory affairs and, potentially, others. To manage our anticipated future growth, we must continue to implement and develop our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

Failure in our information technology and storage systems or those of third parties upon whom we rely could significantly disrupt the operation of our business and adversely impact our financial condition.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (“IT”) systems or those of third parties upon whom we rely. IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters (such as a tornado, an earthquake, or a fire). Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses, and similar disruptive problems. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently, and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If the IT systems are

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
compromised, we could be subject to fines, damages, litigation, and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. Despite precautionary measures designed to prevent unanticipated problems that could affect the IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business. In addition, the failure of our systems, maintenance problems, upgrading or transitioning to new platforms, or a breach in security could result in delays and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

Furthermore, parties in our supply chain may be operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen, and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. In addition, techniques used to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to prevent such an event. To the extent that any disruption or security breach were to result in a loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of SLK could be delayed.

Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that any existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third-party service providers to comply with our data privacy, security, protection, or confidentiality, or to respond to any data security incidents, breaches or other unauthorized access, acquisition, or disclosure of sensitive information (including, without limitation personal information), may result in additional cost and/or liability to us, including costs from governmental investigations, enforcement actions, regulatory fines, litigation, costs of doing business, or damage to our reputation. Any of these events could cause harm to our reputation, business, financial condition, or operational results.

Risks Related to Reliance on Third Parties

We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize SLK.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs and strategic partners, to conduct and support our preclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations, even if responsibilities have been outlined in agreements with external partners, such as CROs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We do not currently own or operate any facility that may be used to produce SLK (including any drug substance or finished drug product) and must currently rely on CMOs to produce them for us. We have not yet caused SLK to be manufactured in a commercially validated and registered process and may not be able to do so.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

Moreover, we have not yet completed the development of the autoinjector device for SLK and may not be able to do.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the United States Patent and Trademark Office (“USPTO”) and foreign patent agencies over the lifetime of a patent. In addition, the USPTO and other foreign patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent failure to make payment of such fees or to comply with such provisions can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which such non-compliance will result in the abandonment or lapse of the patent or patent application, and the partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, and non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. If we or our licensors fail to maintain the patents and patent applications covering our drug candidates or if we or our licensors otherwise allow our patents or patent applications to be abandoned or lapse, our competitors might be able to enter the market, which would hurt our competitive position and could impair our ability to successfully commercialize our drug candidates in any indication for which they are approved.

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

Moreover, we or our licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or SLK and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize SLK. In addition to seeking patents for some of our technology and SLK, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. As our organization grows, so does the risk of unauthorized disclosure of confidential information. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors and those affiliated with or controlled by state actors. In addition, while we undertake efforts to protect our trade secrets and other

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed confidential information of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

As is common in the biotechnology and pharmaceutical industries, we employ individuals and engage the services of consultants who previously worked for other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or that our consultants have used or disclosed trade secrets or other proprietary information of their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A Ordinary Shares. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings.

Some of our competitors may be able to absorb the costs of such litigation or proceedings more effectively than we can. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

Also, we may be unable to obtain patents covering SLK that contain one or more claims that satisfy the requirements for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If SLK is approved and a patent covering SLK is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application filed with the FDA to obtain permission to sell a generic version of SLK.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect SLK.

Changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the maintenance, enforcement or defense of our owned and in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Also, under the Leahy-Smith Act, the United States transitioned from a first-to-invent to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. Foreign counterparts to this law are also not uniform, and there is no worldwide policy governing the subject matter and scope of claims granted in a pharmaceutical or biotechnology patent. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

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

Because the intellectual property landscape in the biotechnology industry is rapidly evolving and is interdisciplinary, it is difficult to conclusively assess our freedom to operate without infringing on or violating third party rights. If a third party successfully brings a claim against us, we may be required to pay substantial damages, be forced to abandon SLK and/or seek a license from the patent holder. In addition, any intellectual property claims (e.g. patent infringement or trade secret theft) brought against us, whether or not successful, may cause us to incur significant legal expenses and divert the attention of our management and key personnel from other business concerns. We cannot be certain that patents owned or licensed by us will not be challenged by others in the course of litigation. Some of our competitors may be able to absorb the costs of complex intellectual property litigation more effectively than we can. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds and on the market price of our Class A Ordinary Shares.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

In addition, if SLK is found to infringe the intellectual property rights of third parties, these third parties may assert infringement claims against our future licensees and other parties with whom we have business relationships and we may be required to indemnify those parties for any damages they suffer as a result of these claims, which may require us to initiate or defend protracted and costly litigation on behalf of licensees and other parties regardless of the merits of such claims. If any of these claims succeed, we may be forced to pay damages on behalf of those parties or may be required to obtain a license for SLK.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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
•we may develop patents that could expire prior to or shortly after commencing commercialization of a product;
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

The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), was enacted as part of the ACA to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

As of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant portion of our outstanding voting common stock. These shareholders, acting together, may be able to impact matters requiring shareholder approval. They may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our shareholders. The interests of this group of shareholders may not always coincide with your interests or the interests of other shareholders and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their shares, and might affect the prevailing market price for our Class A Ordinary Shares.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a dedicated information technology team, which is led by our Director of IT, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we perform daily vulnerability scans on our endpoints; we have a dedicated security operations center (“SOC”), which is run by a third-party; and we conduct data recovery testing, security audits, and ongoing risk assessments, including due diligence on our key vendors, CROs, and other contractors and suppliers. We also conduct regular employee trainings on cyber and information security, among other topics. In addition, we consult with outside advisors and experts, including our SOC, on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

Our Director of IT, who reports directly to the Chief Financial Officer and has over 10 years of experience managing information technology and cybersecurity matters and holds various EC-Council certifications including “Certified Chief Information Security Officer”, “Certified Ethical Hacker” and “Computer Hacking Forensic Investigator”, together with our senior leadership team, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the headings “Failure in our information technology and storage systems or those of third parties upon whom we rely could significantly disrupt the operation of our business and adversely impact our financial condition” and “Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEARLY ENDED DECEMBER 31, 2023

PART I
destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.”

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our Chief Financial Officer, as well as our Director of IT. The Board also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.

Item 2. Properties

Our corporate headquarters are located in Zug, Switzerland, where we occupy approximately 4,000 square feet of office space under two open-ended office lease agreements. We use this facility for administrative purposes. In addition, we have facilities in Cambridge, UK where we occupy approximately 6,000 square feet of office space under a 3-year term agreement set to expire in October 2026, and in Porto, Portugal where we occupy approximately 3,900 square feet of office space under a 3-year initial term agreement set to expire in October 2026, with two extendable periods of 3 years each. The office in Cambridge, UK serves as working space primarily for our research and development teams. The office in Porto, Portugal serves as working space for our general and administrative teams. We believe that our facilities are sufficient to meet our current needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

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

Item 4. Mine Safety Disclosures

Not applicable.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Ordinary Shares are currently listed on the Nasdaq Capital Market (“Nasdaq”) and trade under the symbol “MLTX”.

Holders

As of February 23, 2024, there were 9 holders of record of our Class A Ordinary Shares.

Dividend Policy

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay any cash dividends for the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends is within the discretion of our board of directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

Overview

We are a clinical stage biotechnology company advancing therapies to address significant unmet needs in inflammatory skin and joint diseases. We are currently a single asset company focused on the development of Sonelokimab (“SLK”), a novel tri-specific IL-17A and IL-17F inhibiting Nanobody, that we exclusively licensed from Merck Healthcare KGaA, Darmstadt, Germany (“MHKDG”) and that has the potential, based on response levels seen in clinical trials, to drive disease modification in dermatology and rheumatology patients.

SLK is a proprietary Nanobody that was discovered by Ablynx N.V., Belgium, a Sanofi company (“Ablynx”), and previously studied by MHKDG and Avillion LLP ("Avillion") under a 2017 co-development agreement. The terms “Nanobody” and “Nanobodies” used herewith are registered trademarks of Ablynx. Nanobodies are able to bind selectively to a specific antigen with high affinity. Nanobodies have a fraction of the molecular weight compared to traditional antibodies. They offer a number of potential advantages over traditional monoclonal antibodies, including the potential to create multivalent molecules with enhanced ability to penetrate inflamed tissue, especially when containing an additional albumin binding domain such as SLK, an easier manufacturing process and a higher thermostability.

We currently develop SLK in inflammatory diseases in dermatology and rheumatology where the pathophysiology is known to be driven by IL-17A and IL-17F. This group of diseases comprises our initial target diseases, hidradenitis suppurativa (“HS”) and psoriatic arthritis (“PsA”), and several other inflammatory conditions (including axial spondyloarthritis ("axSpA") and psoriasis (“PsO”). Our initial target diseases affect millions of people worldwide, and we believe there is a need for improved treatment options. We believe that SLK has a differentiated mechanism of action and that its purposefully designed molecular characteristics, including its small size and its albumin binding site, facilitate deep tissue penetration in the skin and joints. We envision SLK as a key therapeutic alternative in our initial target indications and potentially in multiple other IL-17 driven inflammatory conditions.

In May 2022, we initiated a Phase 2b trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in June 2023, we announced positive top-line results from this trial, which met its primary endpoint of Hidradenitis Suppurativa Clinical Response (“HiSCR”) 75. In October 2023, we announced positive 24-week top-line results showing that the maintenance treatment with SLK led to further improvements in HiSCR75 response rates and other clinically relevant outcomes in patients with moderate-to-severe HS. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the U.S. Food and Drug Administration (“FDA”), as well as positive feedback from our interactions with the E.U. European Medicines Agency (“EMA”), with both regulatory bodies unanimously supporting our proposed approach for advancing our Phase 3 program of SLK in HS. In December 2022, we initiated a Phase 2b trial in patients with active PsA (the ARGO trial (M1095-PSA-201)), and in November 2023, we announced positive top-line results from this trial, which met its primary endpoint of American College of Rheumatology (“ACR”) 50. We expect to announce 24-week top-line results of the ARGO trial in the first quarter of 2024. SLK was also studied in a Phase 2b trial in PsO patients where it showed a significant improvement in the primary end point as compared with placebo and for which results were presented in peer-reviewed scientific publications and conferences. In addition to the three Phase 2b trials, Phase 1 single ascending and multiple ascending dosing trials were previously completed, bringing the total number of patients in SLK-related trials to more than 700.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART II
Building on the robust clinical data generated to date, we intend to further pursue the clinical development of SLK. We expect to commence Phase 3 clinical trials in HS and PsA in 2024. We also expect to commence clinical trials of SLK in other indications to be announced in 2024.

We do not have any product candidates approved for commercial sale, and we have not generated any revenue from product sales. Our ability to generate revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of SLK in one or more indications, which we expect to take a number of years. We expect to continue to incur significant expenses and operating losses for at least the next three years as we continue the development of SLK and prepare for commercial launches. It is expected that operating losses will fluctuate significantly from year to year depending on the timing of our planned clinical development programs and efforts to achieve regulatory approval.

As of December 31, 2023, we had $451.2 million of cash and cash equivalents. Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities, together amounting to $511.0 million, will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2026.

On September 21, 2023, MNLK Immunotherapeutics, Unipessoal Lda, our wholly-owned subsidiary, was incorporated as a private limited company under the laws of Portugal to conduct administrative and business support services, and research and development activities in biotechnology and immunotherapy.

Recent Developments

In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies unanimously supporting our proposed approach for advancing our Phase 3 program of SLK in HS.

Equity Offerings
On April 5, 2022, we completed the Business Combination (as defined below) which raised $134.7 million net of transaction related expenses. In May 2023, June 2023, and December 2023 we completed equity offerings which raised an additional gross proceeds of $15.2 million, $460.0 million, and $31.7 million respectively.

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

On August 31, 2023, we entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement”), through which we could issue and sell up to $350,000,000 of our Class A Ordinary Shares (the “August 2023 ATM Shares” and together with the May 2023 Sales Agreement, the “Sales Agreements”), through Leerink Partners as sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023.

For the year ended December 31, 2023, the Company sold 1,070,818 Class A Ordinary Shares through the Sales Agreements for gross proceeds of $46.9 million.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART II

Subsequent to December 31, 2023 and through to February 9, 2024 we sold a further 914,828 Class A Ordinary shares through the August 2023 Sales Agreement for gross proceeds of $53.3 million, bringing total gross proceeds under the August 2023 Sales Agreement to $85.0 million.

Public Offering of Class A Ordinary Shares
On June 27, 2023, we entered into an underwriting agreement with Leerink Partners LLC and Guggenheim Securities LLC as the representatives of the underwriters named therein to issue and sell 8,000,000 Class A Ordinary Shares at a public offering price of $50.00 per share (the “Offering”). In addition, we granted the underwriters an option for a period of 30 days to purchase up to an additional 1,200,000 Class A Ordinary Shares at the public offering price less the underwriting discounts and commissions (the “Option”), and such Option was exercised in full by the underwriters.

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

Business Combination

On April 5, 2022, we consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated October 4, 2021 (the “Business Combination Agreement”), by and among Helix Acquisition Corp. (“Helix”), MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”), the existing equityholders of MoonLake AG set forth on the signature pages to the Business Combination Agreement and the equityholders of MoonLake AG that executed joinders to the Business Combination Agreement (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix, and the representative of the ML Parties (such transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”). Pursuant to the Business Combination Agreement, MoonLake AG merged with and into Helix, with MoonLake AG as the surviving company in the Business Combination and, after giving effect to such Business Combination, MoonLake AG became our subsidiary. The ML Parties received the right to transfer their MoonLake AG Common Shares to the Company in exchange for 33.638698 MoonLake Immunotherapeutics Class A Ordinary Shares (the “Exchange Ratio”). In connection with the consummation of the Business Combination, we changed our name from Helix Acquisition Corp. to MoonLake Immunotherapeutics.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

Any changes in the outcome of any of these variables with respect to the development of SLK could mean a significant change in the costs and timing associated with its development. We may never succeed in achieving regulatory approval

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART II
for SLK. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials or focus on other product candidates. For example, if the FDA, the EMA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of SLK’s clinical development.

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

These factors include:
•Building the leading efficacy and safety profile of SLK for patients — We expect to incur significant research and development expenses, and G&A expenses as we: (i) conduct and initiate further clinical trials for SLK including Phase 3 clinical trials in HS and PsA and one or more clinical trials in other indications; (ii) seek regulatory approvals for SLK; (iii) make milestone and commercial payments under the In-License Agreement, dated April 29, 2021, by and between MoonLake AG and MHKDG (the "In-License Agreement") (based on regulatory filing acceptances, first commercial sales, and aggregate annual net sales); (iv) establish a sales, marketing and distribution infrastructure to commercialize SLK; (v) attract, hire and retain additional clinical, scientific, quality control, and administrative personnel; and (vi) add clinical, operational, financial and management information systems and personnel.
•Strengthening the differentiation elements for future SLK patients — In parallel with our clinical trials, we expect to incur additional research expenditures as we conduct non-clinical research to continue refining our understanding of SLK/nanobody biology and the potential impact in our selected therapeutic indications.
•Building our manufacturing and commercialization capabilities — We do not own or operate manufacturing facilities, and currently have no plans to establish any. We partner with third-party CMOs for both drug substance and finished drug product. We obtain our supplies from these manufacturers based on purchase orders. Therefore, we expect to incur research and development costs for the purchase of our supplies on an as needed basis to conduct our clinical trials. Technology transfers for drug substance and drug product to commercial scale CMOs have already been executed in 2022, but we may pursue additional technology transfers and process improvements. This is designed to allow us to scale-up while SLK is in clinical development and advance potential commercial requirements. The improvement of our manufacturing capabilities will be important in driving efficiency, maintaining high standards of quality control, and ensuring that investigators, physicians, and patients have adequate access to our product candidates, if approved. We also plan to further invest in our commercial capabilities. In 2024, we started hiring dedicated personnel to our marketing, access and pricing functions and intend to continue building out this team to prepare for commercial launches of SLK in our target indications.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART II
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

We expect our existing cash and cash equivalents to be sufficient to advance the development of SLK in multiple indications, including Phase 3 clinical trials in HS and PsA, and to submit a Biologics License Application (“BLA”) for SLK. Clinical development involves a lengthy and expensive process with uncertain outcomes and is subject to risks described under the heading “Risk Factors” in Item 1A, including that our preclinical studies or clinical trials may not be conducted as planned or completed on schedule and may not satisfy the requirements of the FDA, EMA, or other comparable foreign regulatory authorities. If we are required to conduct additional preclinical studies or clinical trials of SLK beyond those that we currently contemplate, if we are delayed or unable to successfully complete clinical trials of SLK or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may require additional funding. Moreover, we will require additional capital to commercialize SLK and to discover, develop, obtain regulatory approval and commercialize any future product candidates, as applicable. We do not have any committed external source of funds. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like us, and broader macroeconomic factors, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, may preclude us from successfully raising additional capital.

If we do not raise additional capital, we may not be able to expand our operations or otherwise capitalize on our business opportunities, our business and financial condition will be negatively impacted and we may need to: significantly delay, scale back or discontinue research and discovery efforts and the development or commercialization of SLK or any other product candidates or cease operations altogether; seek strategic alliances for research and development programs when we otherwise would not, or at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or relinquish, or license on unfavorable terms, our rights to technologies or SLK or any other product candidates that we otherwise would seek to develop or commercialize ourselves.

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

Gain or losses from foreign currency translation are included "other income, net" in the audited consolidated statement of operations. We recognized foreign currency transaction gain of $151,493 for the year ended December 31, 2023. We recognized foreign currency transaction gain of $325,317 for the year ended December 31, 2022.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART II
Results of Operations
Comparison of the years ended December 31, 2023 and 2022

	Year Ended December 31, 2023	Year Ended December 31, 2022	Change	Change %
Operating expenses
Research and development	$(31,801,880)	$(42,048,954)	$10,247,074	(24.4)%
General and administrative	(22,321,216)	(23,012,463)	691,247	(3.0)%
Total operating expenses	(54,123,096)	(65,061,417)	10,938,321	(16.8)%
Operating loss	(54,123,096)	(65,061,417)	10,938,321	(16.8)%

Other income, net	10,138,367	591,732	9,546,635	1,613.3%
Loss before income tax	(43,984,729)	(64,469,685)	20,484,956	(31.8)%
Income tax expense	(94,388)	(36,366)	(58,022)	159.6%
Net loss	(44,079,117)	(64,506,051)	20,426,934	(31.7)%

Net unrealized gain on marketable securities and short-term investments	2,330,101	390,753	1,939,348	496.3%
Actuarial income (loss) on employee benefit plans	(336,579)	269,893	(606,472)	(224.7)%
Other comprehensive income	1,993,522	660,646	1,332,876	201.8%
Comprehensive loss	$(42,085,595)	$(63,845,405)	$21,759,810	(34.1)%

Research and Development

Research and development expenses were $31.8 million for the year ended December 31, 2023, compared to $42.0 million for the year ended December 31, 2022. The decrease of $10.2 million primarily related to a decrease of $10.2 million for milestone expenses and research and development services incurred under the In-License Agreements, and a decrease of $4.0 million in CRO expenses for the Phase 2 clinical trials in HS and PsA. The decreases were partially offset by an increase of $2.2 million in personnel-related expenses to support the research and development effort as we move to Phase 3 clinical trials, and an increase of $1.8 million related to contracted non-clinical research expenses.

General and Administrative

General and administrative expenses were $22.3 million for the year ended December 31, 2023, compared to $23.0 million for the year ended December 31, 2022. The decrease of $0.7 million was primarily due to a decrease of $3.1 million in share-based compensation due to the restricted founder shares becoming fully vested in April 2023 and a decrease of $1.6 million of professional, legal and other fees as a result of the Business Combination in 2022. The decreases were partially offset by increases of $1.8 million in personnel-related costs and $2.2 million in other general and administrative expenses to support organizational growth and operating as a public company.

Other Income, Net

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART II

For the year ended December 31, 2023, we recognized $10.1 million in other income, compared to an income of $0.6 million for the year ended December 31, 2022. The increase of $9.5 million is primarily due to an increase of $10.0 million in interest income on cash held in bank and investments in short-term marketable debt securities.

Income Tax Expense

For the year ended December 31, 2023, and for the year ended December 31, 2022, we recognized an income tax expense of $94,388 and $36,366 respectively, which was related to corporate income tax of our U.K. and Portugal subsidiaries in 2023 and of our U.K subsidiary in 2022.

Other Comprehensive Income

For the year ended December 31, 2023, we recognized $2.0 million in other comprehensive income, compared to other comprehensive income of $0.7 million for the year ended December 31, 2022. The increase of $1.3 million was primarily due to net unrealized gain in short-term marketable debt securities.

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

For the year ended December 31, 2023, we incurred a loss of $44.1 million, which includes non-cash items such as share-based compensation expense of $7.1 million, and cash outflow from operations of $42.8 million. As of December 31, 2023, we had a total of $511.0 million in cash, cash equivalents and short-term marketable debt securities. Based on our current operating plans, we believe our available cash, cash equivalents and short-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2026.
We expect to incur significant expenses and operating losses for at least the next three years, assuming we continue the clinical development of, and seek regulatory approval for, our product candidate under an in-licensing agreement. It is expected that operating losses will fluctuate significantly from year to year due to the timing of clinical development programs, efforts to achieve regulatory approval, and sales and marketing efforts. We will require substantial additional funding to bring our product candidate to market and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include income from collaborations, strategic partnerships, or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to fund our operating expense requirements. Refer to “Risk Factors — Risks Related to Our Limited Operating History, Business,

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART II
Financial Condition, and Results of Operations” in this Annual Report on Form 10-K for further details related to the risk of raising additional capital to fund our operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Year ended
	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(42,778,167)	$(55,893,900)
Net cash used in investing activities	(25,184,324)	(32,340,593)
Net cash provided by financing activities	479,701,508	119,692,735
Effect of movements in exchange rates on cash held	(75,307)	8,540
Net increase in cash and cash equivalents	$411,663,710	$31,466,782

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

Net cash used in operating activities was $42.8 million and $55.9 million for the year ended December 31, 2023, and December 31, 2022, respectively. The reduction of net cash used in operating activities was primarily driven by the reduction in operating loss related to clinical research and development expenses.

Cash Flows from Investing Activities

During the year ended December 31, 2023, net cash used in investing activities primarily comprised of $175.7 million related to the purchase of short-term marketable debt securities, partially offset by $150.8 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months, and changes in unrealized interests pertaining to short-term marketable debt securities with original maturities less than three months. During the period ended December 31, 2022, net cash used in investing activities of $32.3 primarily related to purchases of short-term marketable debt securities in the amount of $42.2 million, partially offset by $9.9 million of cash proceeds from principal payments.

Cash Flows from Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $479.7 million consisting primarily of the net proceeds from the shares sold under the Sales Agreements and the Offering. During the period December 31, 2022, net cash provided by financing activities was $119.7 million consisting of $134.7 million of net proceeds from the Business Combination offset by the $15.0 million loan repayment to the Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART II
Contractual Obligations and Commitments

The following summarizes our significant contractual obligations and other obligations as of December 31, 2023, which we generally expect to satisfy with cash on hand:

	Total	Less than 1 year	1 to 5 Years	More than 5 years
Purchase obligations(1)	$44,226,489	$24,250,498	$19,975,991	$—
Lease commitments(2)	4,372,202	1,476,232	2,830,047	$65,923
Total contractual obligations	$48,598,691	$25,726,730	$22,806,038	$65,923
____________
(1)   Purchase obligations refer to an agreement to purchase goods or services that is enforceable and legally binding on the Company that specifies all significant terms. The figures presented primarily relate to contractual commitments towards contract manufacturing and contract research organizations.
(2)   We have committed ourselves to three leases, with terms that commenced on November 1, 2021, October 9, 2023, and October 13, 2023, and one lease that commenced on January 15, 2024. We have accounted for the office lease arrangements as operating leases under the guidance ASU 2016-02, Leases Topic 842 through the consolidated statement of operations for the year ended December 31, 2023. The future lease commitments relate to the office leases for our headquarters in Zug, Switzerland, Cambridge, United Kingdom, and Porto, Portugal, and reflect minimum payments due.

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

Acquisitions

We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first assessing whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. The In-License Agreement for the SLK program has been accounted for as an asset purchase on the basis that there were no tangible assets acquired or liabilities assumed by us under the In-License Agreement and substantially all of the fair value of the gross assets acquired related to the in-process research and development expenditure (“IPR&D”) of SLK.

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

Share-based Transaction

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

Recently Issued Accounting Pronouncements

Refer to Note 3 — Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment to the extent it has been made, of their potential impact on our financial condition and our results of operations and cash flows.

Emerging Growth Company Status

Prior to December 31, 2023, we were an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, and a “smaller reporting company”, as defined under the Exchange Act. As such, we were eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. As of December 31, 2023, we are no longer an emerging growth company or smaller reporting company. In accordance with SEC rules, we are availing ourselves of the exemptions from disclosure requirements, including certain of the reduced and scaled disclosure obligations, that are available to smaller reporting companies. However, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, we will no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we recently transitioned out of smaller reporting company status, and in accordance with SEC rules, we are not required to provide the information under this item.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART II

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Limitations on Effectiveness of Controls and Procedures

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Lastly, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART II
Control - Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, Baker Tilly US, LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in its report which is included in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three month period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans

On October 16, 2023, Dr. Kristian Reich, the Chief Scientific Officer of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c). Dr. Reich’s plan provides for the sale, subject to certain conditions, of up to 200,000 Class A Ordinary Shares held directly and indirectly by Dr. Reich. The plan terminated on February 28, 2024.

On October 17, 2023, Dr. Jorge Santos da Silva, the Chief Executive Officer and a director of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c). Dr. Santos da Silva’s plan provides for the sale of up to 200,000 Class A Ordinary Shares, subject to certain conditions. The plan terminated on February 29, 2024.

During the three months ended December 31, 2023, no other director or Section 16 officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2023, including under the headings “Corporate Governance,” “Executive Officers” and, as applicable, “Delinquent Section 16(a) Reports” per Item 405 of Regulation S-K.

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at https://ir.moonlaketx.com/, under “Corporate Governance”. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to information in the 2024 Proxy Statement, including under the heading “Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to information in the 2024 Proxy Statement, including under the heading “Certain Information About Our Ordinary Shares—Security Ownership of Certain Beneficial Owners and Management”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to information in the 2024 Proxy Statement, including under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions”.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to information in the 2024 Proxy Statement, including under the heading “Proposal 2: Ratification of Independent Auditor Selection”.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART IV. FINANCIAL INFORMATION

s
Item 15. Exhibits and Financial Statement Schedules

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
2.1†
Business Combination Agreement, dated as of October 4, 2021, by and among Helix Acquisition Corp., MoonLake Immunotherapeutics AG, the existing shareholders and option rights holders of MoonLake Immunotherapeutics AG, Helix Holdings LLC, and Matthias Bodenstedt (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the SEC on October 4, 2021).

3.1	Memorandum and Articles of Association of MoonLake Immunotherapeutics (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2022).
4.1*	Description of Securities.
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART IV. FINANCIAL INFORMATION

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

10.14†#
Novation, Amended and Restatement of License Agreement, dated June 1, 2023, between MoonLake Immunotherapeutics AG, Research Corporation Technologies, Inc. and Merck KGaA (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

10.15
Sales Agreement, by and between the Company and Leerink Partners, dated August 31, 2023 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 31, 2023).

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

10.20+
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART IV. FINANCIAL INFORMATION

10.22†+
Board Member Agreement, dated September 25, 2021, by and between MoonLake Immunotherapeutics AG and Simon Sturge (incorporated by reference to Exhibit 10.23 of the Company’s Form S-1/A, filed with the SEC on March 8, 2022).

10.23+	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.32 of the Company’s Form S-1/A, filed with the SEC on March 8, 2022).
10.24+	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.33 of the Company’s Form 8-K, filed with the SEC on April 11, 2022).
10.25+	Employee Stock Option Plan of MoonLake Immunotherapeutics AG, dated June 22, 2022 (incorporated by reference to Exhibit 10.4 of the Company's Form S-8, filed with the SEC on September 30, 2022).
10.26+
Employee Share Participation Plan of MoonLake Immunotherapeutics AG, dated June 22, 2022 (incorporated by reference to Exhibit 10.7 of the Company's Form S-8, filed with the SEC on September 30, 2022).

10.27+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 20, 2023).
10.28+
Amended and Restated Employee Stock Option Plan of MoonLake Immunotherapeutics AG, dated June 15, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

10.29+
Amended and Restated Employee Share Participation Plan of MoonLake Immunotherapeutics AG, dated June 15, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

21.1*	Subsidiaries of MoonLake Immunotherapeutics.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Incentive Compensation Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Furnished.
†    The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5).
+    Indicates a management contract or compensatory plan.
#    Portions of the Exhibit have been omitted because they are both (i) customarily and actually treated as private and confidential and (ii) not material.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART IV. FINANCIAL INFORMATION

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	February 29, 2024	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	February 29, 2024	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART IV. FINANCIAL INFORMATION
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

Name	Title	Date
/s/ Dr. Jorge Santos da Silva	Chief Executive Officer; Director	February 29, 2024
Dr. Jorge Santos da Silva	(Principal Executive Officer)
/s/ Matthias Bodenstedt	Chief Financial Officer	February 29, 2024
Matthias Bodenstedt	(Principal Financial and Accounting Officer)
/s/ Simon Sturge	Chairperson; Director	February 29, 2024
Simon Sturge
/s/ Dr. Kara Lassen	Director	February 29, 2024
Dr. Kara Lassen
/s/ Spike Loy	Director	February 29, 2024
Spike Loy
/s/ Catherine Moukheibir	Director	February 29, 2024
Catherine Moukheibir
/s/ Dr. Andrew Phillips	Director	February 29, 2024
Dr. Andrew Phillips
/s/ Dr. Ramnik Xavier	Director	February 29, 2024
Dr. Ramnik Xavier

PART IV. FINANCIAL INFORMATION

MOONLAKE IMMUNOTHERAPEUTICS

INDEX TO FINANCIAL STATEMENTS

PART IV. FINANCIAL INFORMATION

MOONLAKE IMMUNOTHERAPEUTICS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of MoonLake Immunotherapeutics

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MoonLake Immunotherapeutics (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in equity (deficit) and cash flows, for the years ended December 31, 2023 and December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

PART IV. FINANCIAL INFORMATION

MOONLAKE IMMUNOTHERAPEUTICS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Costs

As discussed in Notes 3 and 9 to the consolidated financial statements, the Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including the phase or completion of events, invoices received and contracted costs and makes significant judgments and estimates in determining the accrued balances at the end of any reporting period.

We identified the accrual of research and development costs as a critical audit matter. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones, and contract terms together with related executed change orders. Higher degree of auditor judgment was required in evaluating the results of our audit procedures regarding the Company’s estimates, because of the subjectivity and estimation uncertainty in the significant assumptions used in the calculation.

How the Critical Audit Matter was Addressed in Our Audit

Our audit procedures related to management’s estimates used in the accrued research and development costs included the following, among others:

•We obtained an understanding of the Company’s process for estimating the amount of accrued research and development costs incurred by the contract research organizations and contract manufacturing organizations (the “R&D service providers”).

•We inquired with the Company’s personnel outside of the finance function responsible for overseeing the research and development activities about the progress of the activities completed as of year-end for selected R&D service providers.

•We obtained external confirmations for select R&D service providers as to the completion status for billed and unbilled services and compared responses to management’s accrual estimates.

•We performed an analysis of the accuracy and completeness of the calculation of estimated accrual and R&D expenses by comparing totals at year end to the actual amounts that were invoiced by the third-party R&D service providers and paid by the Company for selected R&D service providers.

•We compared the Company’s estimate of the research and development costs incurred as of year-end to a selection of cash disbursements and third-party invoices received after year-end but prior to the issuance of the Company’s consolidated financial statements.

Baker Tilly US, LLP

We have served as the Company’s auditor since 2021.
Mountain View, CA
February 29, 2024

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED BALANCE SHEETS
(Amounts in USD, except share data)

	December 31, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$451,169,337	$39,505,627
Short-term marketable debt securities	59,838,900	32,609,108
Other receivables	1,056,862	217,129
Prepaid expenses - current	2,102,203	4,179,468
Total current assets	514,167,302	76,511,332

Non-current assets
Operating lease right-of-use assets	3,628,480	282,580
Property and equipment, net	320,865	49,389
Prepaid expenses - non-current	8,423,468	—
Total non-current assets	12,372,813	331,969
Total assets	$526,540,115	$76,843,301

Current liabilities
Trade and other payables	$1,837,684	$254,972
Short-term portion of operating lease liabilities	1,197,876	153,629
Accrued expenses and other current liabilities	6,930,120	7,256,845
Total current liabilities	9,965,680	7,665,446

Non-current liabilities
Long-term portion of operating lease liabilities	2,499,990	128,951
Pension liability	583,426	282,206
Total non-current liabilities	3,083,416	411,157
Total liabilities	13,049,096	8,076,603
Commitments and contingencies

Equity (deficit)
Class A Ordinary Shares: $0.0001 par value; 500,000,000 shares authorized; 60,466,453 shares issued and outstanding as of December 31, 2023, 38,977,600 shares issued and outstanding as of December 31, 2022	6,047	3,898
Class C Ordinary Shares: $0.0001 par value; 100,000,000 shares authorized; 2,505,476 shares issued and outstanding as of December 31, 2023, 13,723,511 shares issued and outstanding as of December 31, 2022	251	1,373
Additional paid-in capital	609,969,236	129,192,291
Accumulated deficit	(116,657,472)	(80,650,212)
Accumulated other comprehensive income	2,357,621	350,946
Total shareholders’ equity	495,675,683	48,898,296
Noncontrolling interests	17,815,336	19,868,402
Total equity	513,491,019	68,766,698
Total liabilities and equity	$526,540,115	$76,843,301

The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in USD, except share and per share data)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating expenses
Research and development	$(31,801,880)	$(42,048,954)
General and administrative	(22,321,216)	(23,012,463)
Total operating expenses	(54,123,096)	(65,061,417)
Operating loss	(54,123,096)	(65,061,417)

Other income, net	10,138,367	591,732
Loss before income tax	(43,984,729)	(64,469,685)

Income tax expense	(94,388)	(36,366)
Net loss	$(44,079,117)	$(64,506,051)
Of which: net loss attributable to controlling interests shareholders	(36,007,260)	(49,973,249)
Of which: net loss attributable to noncontrolling interests shareholders	(8,071,857)	(14,532,802)

Net unrealized gain on marketable securities and short-term investments	2,330,101	390,753
Actuarial income (loss) on employee benefit plans	(336,579)	269,893
Other comprehensive income	1,993,522	660,646
Comprehensive loss	$(42,085,595)	$(63,845,405)
Comprehensive loss attributable to controlling interests shareholders	(34,511,723)	(49,437,461)
Comprehensive loss attributable to noncontrolling interests	(7,573,872)	(14,407,944)

Weighted-average number of Class A Ordinary Shares, basic and diluted	49,122,534	29,361,353
Basic and diluted net loss per share attributable to controlling interests shareholders	$(0.73)	$(1.70)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in USD, except share data)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

	MoonLake AG Series A Preferred Shares		MoonLake AG Common Shares		MoonLake AG Common Shares Held In Treasury		Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021 (As previously reported)	680,196	$72,466	361,528	$38,537	(57,756)	$(6,202)	—	$—	—	$—	$42,061,984	$(53,643,615)	$(168,177)	$(11,645,007)	$—	$(11,645,007)
Retroactive application of the recapitalization due to the Business Combination (Note 2)	22,200,712	—	11,799,803	—	(1,885,081)	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2021, effect of Business Combination (Note 2)	22,880,908	$72,466	12,161,331	$38,537	(1,942,837)	$(6,202)	—	$—	—	$—	$42,061,984	$(53,643,615)	$(168,177)	$(11,645,007)	$—	$(11,645,007)
Noncontrolling interests recognized on historical net assets of MoonLake AG in connection with the Business Combination	—	(23,939)	—	(12,730)	—	797	—	—	—	—	(14,551,870)	22,966,652	(32,404)	8,346,506	(8,346,506)	—
Conversion of MoonLake AG shares into Class A Ordinary Shares and issuance of Class C Ordinary Shares following the Business Combination	(22,880,908)	(48,527)	(12,161,331)	(25,807)	765,483	1,614	18,501,284	1,850	15,775,472	1,578	70,870	—	—	1,578	—	1,578
Issuance of Class A Ordinary Shares upon Business Combination	—	—	—	—	—	—	18,424,355	1,843	—	—	90,782,093	—	—	90,783,936	43,869,268	134,653,204
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	—	—	—	—	—	—	2,051,961	205	(2,051,961)	(205)	3,520,306	—	15,739	3,536,045	(3,536,045)	—
Emission fees and capital tax payments on share issuance	—	—	—	—	—	—	—	—	—	—	(40,078)	—	—	(40,078)	(16,162)	(56,240)
Share-based compensation granted under the equity incentive plan ESPP, ESOP, reverse vesting of Restricted Founder Shares and 2022 MoonLake Immunotherapeutics Equity Incentive Plan	—	—	—	—	1,177,354	3,791	—	—	—	—	7,348,986	—	—	7,352,777	2,305,791	9,658,568
Net loss for the year ended December 31, 2022	—	—	—	—	—	—	—	—	—	—	—	(49,973,249)	—	(49,973,249)	(14,532,802)	(64,506,051)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	535,788	535,788	124,858	660,646
Balance at December 31, 2022	—	$—	—	$—	—	$—	38,977,600	$3,898	13,723,511	$1,373	$129,192,291	$(80,650,212)	$350,946	$48,898,296	$19,868,402	$68,766,698

The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in USD, except share data)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	38,977,600	$3,898	13,723,511	$1,373	$129,192,291	$(80,650,212)	$350,946	$48,898,296	$19,868,402	$68,766,698
Issuance of Class A Ordinary Shares, net of transaction costs (Note 12)	10,270,818	1,027	—	—	482,453,399	—	—	482,454,426	—	482,454,426
Capital injection from MoonLake to MoonLake AG (Note 12)	—	—	—	—	(60,061,761)	—	1,135	(60,060,626)	57,310,111	(2,750,515)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	11,218,035	1,122	(11,218,035)	(1,122)	52,479,045	—	510,003	52,989,048	(52,989,048)	—
Share-based compensation under the equity incentive plan ESPP, ESOP, 2022 MoonLake Immunotherapeutics Equity Incentive Plan and reverse vesting of Restricted Founder Shares	—	—	—	—	5,907,406	—	—	5,907,406	1,198,599	7,106,005
Refund of stamp duty fees	—	—	—	—	(1,144)	—	—	(1,144)	1,144	—
Net loss for the year ended December 31, 2023	—	—	—	—	—	(36,007,260)	—	(36,007,260)	(8,071,857)	(44,079,117)
Other comprehensive income	—	—	—	—	—	—	1,495,537	1,495,537	497,985	1,993,522
Balance at December 31, 2023	60,466,453	$6,047	2,505,476	$251	$609,969,236	$(116,657,472)	$2,357,621	$495,675,683	$17,815,336	$513,491,019

The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in USD, except share and per share data)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flow from operating activities
Net loss	$(44,079,117)	$(64,506,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,158	12,358
Share-based compensation expense	7,106,005	9,654,778
Net periodic pension benefit cost for the qualified pension plan	(85,254)	304,031
Other non-cash items	484,762	220,880
Changes in operating assets and liabilities:
Other receivables	(839,733)	(68,355)
Right-of-use assets	(65,513)	—
Prepaid expenses	(6,346,203)	(2,730,373)
Trade and other payables	1,582,712	(1,314,318)
Operating leases liabilities	(222,259)	(152,425)
Accrued expenses and other current liabilities	(326,725)	2,685,576
Net cash flow used in operating activities	(42,778,167)	(55,893,900)

Cash flow from investing activities
Purchase of short-term marketable debt securities	(175,732,711)	(42,226,021)
Proceeds from maturities of short-term marketable debt securities	150,833,021	9,901,437
Purchase of property and equipment	(284,634)	(16,009)
Net cash flow used in investing activities	(25,184,324)	(32,340,593)

Cash flow from financing activities
Issuance of Class A Ordinary Shares, net of transaction costs (Note 12)	482,454,426	—
Stamp duty on capital injection from MoonLake to MoonLake AG (Note 12)	(2,752,918)	—
Proceeds from Business Combination	—	134,646,009
Contribution for par value of Class V Shares	—	42,935
Repayment of loan liability	—	(15,000,000)
Grants of additional shares under ESPP	—	3,791
Net cash flow provided by financing activities	479,701,508	119,692,735

Effect of movements in exchange rates on cash held	(75,307)	8,540
Net change in cash and cash equivalents	411,663,710	31,466,782

Cash and cash equivalents, beginning of period	39,505,627	8,038,845
Cash and cash equivalents, end of period	$451,169,337	$39,505,627

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$41,713	$4,312
Non-cash operating lease assets obtained in exchange for lease obligations	3,637,545	435,005
Cash paid for amounts included in the measurement of lease liabilities	422,519	155,552
The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

Note 1 — Overview of the Company

Corporate Information

MoonLake Immunotherapeutics is a clinical stage biotechnology company advancing therapies to address significant unmet needs in inflammatory skin and joint diseases. MoonLake Immunotherapeutics is currently a single asset company focused on the development of Sonelokimab (“SLK”), a novel tri-specific IL-17A and IL-17F inhibiting Nanobody that has the potential, based on response levels seen in clinical trials, to drive disease modification in dermatology and rheumatology patients.

Unless the context otherwise requires, “MoonLake”, and the “Company” refer to the combined company following the Business Combination (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization), together with its subsidiaries.

Note 2 — Business Combination Agreement with Helix and Recapitalization

On April 5, 2022 (the “Closing Date”), MoonLake Immunotherapeutics, a Cayman Islands exempted company (formerly known as Helix Acquisition Corp.) (prior to the Closing Date, “Helix” and after the Closing Date, “MoonLake” or the “Company”) consummated the previously announced business combination (the “Closing”) pursuant to that certain Business Combination Agreement dated October 4, 2021 (the “Business Combination Agreement”), by and among Helix, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”), the existing equityholders of MoonLake AG set forth on the signature pages to the Business Combination Agreement and the equityholders of MoonLake AG that executed joinders to the Business Combination Agreement (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix (the “Sponsor”), and the representative of the ML Parties (such transactions contemplated by the Business Combination Agreement collectively, the “Business Combination”). Net proceeds from the Business Combination totaled $134.7 million, which included funds held in Helix’s trust account and the completion of a concurrent PIPE investment.

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

DECEMBER 31, 2023 AND 2022
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

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

Note 3 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include those of the Company and its subsidiaries, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”), MoonLake Immunotherapeutics Ltd., a private limited company incorporated in the United Kingdom, and MNLK Immunotherapeutics, Unipessoal Lda ("MNLK PT"), a private limited company incorporated in Portugal, after elimination of all intercompany accounts and transactions. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board ("FASB").

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

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
•determining assumptions used in estimating the fair value of share-based compensation;
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2023, the Company considers $129.4 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents. As of December 31, 2022, the Company considered $19.9 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Dividend and interest income are recognized when earned. Realized gains and losses are included in "Other income" and the cost of securities sold is determined using the specific-identification method.

Marketable debt securities are classified as either “Cash and cash equivalents” or “Short‑term marketable debt securities” according to their original maturity at the time of acquisition. Changes in unrealized gains and losses pertaining to cash equivalent securities are added back into the consolidated statement of cash flows as those are excluded from the determination of earnings but impact the cash and cash equivalents position.

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

Property and Equipment

Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years. As of December 31, 2023, property and equipment, net relates to information technology, office equipment, and leasehold improvements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

effect at the balance sheet dates and non-monetary assets and liabilities are translated at historical exchange rates. Revenue and expenses are translated at the daily exchange rate on the respective accounting date.

Gains or losses from foreign currency translation are included in the consolidated statement of operations in "other income, net". The Company recognized foreign currency transaction gain of $151,493 for the year ended December 31, 2023 and a foreign currency transaction gain of $325,317 for the year ended December 31, 2022.

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

DECEMBER 31, 2023 AND 2022
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

Pension Accounting

The Company accounts for pension assets and liabilities in accordance with ASC 715, Compensation – Retirement Benefits, which requires the recognition of the funded status of pension plans in the Company’s consolidated balance sheet. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method. The projected benefit obligation as of December 31, 2023 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service costs for such pension plans, represented in the net periodic pension benefit cost, are included in the personnel expenses of the various functions where the employees are engaged. The other components of net benefit cost are included in the consolidated statement of operations separately from the service cost component, in “other income (expenses), net.” Plan assets are recorded at their fair value.

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

MoonLake does not have any finance leases. As of December 31, 2023, the Company has three operating leases related to the office spaces which are located in (i) Dorfstrasse 29, 6300, Zug, Switzerland, (ii) 95 Regent Street, CB2 1AW, Cambridge, England, United Kingdom, and (iii) Rua Manuel Pinto de Azedevo 860, 4150-335, Porto, Portugal. The operating leases are recognized over a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. Right-of-Use (“RoU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses the incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments.

Leases with an initial term of 12 months or less and that do not have the option to purchase the underlying asset are not recorded on the balance sheet, with lease expense for these leases recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property.

Recently Adopted Accounting Pronouncements

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The FASB also issued subsequent amendments to the initial guidance, ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-03 (collectively, “Topic 326”). The Current Expected Credit Losses model requires a company to estimate credit losses expected over the life of the financial assets based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this new guidance as of December 31, 2023 upon the loss of its “emerging growth company” status. The adoption did not have a material impact on the balances reported in the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment reporting — Improvements to Reportable Segment Disclosures, which amends guidance on reportable segment disclosure requirements. It is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact. The early adoption option will not be exercised.

In December 2023, the FASB issued ASU 2023-09, Income taxes - Improvements to Income Taxes Disclosure, which amends guidance on to enhance the transparency and decision usefulness of income tax disclosures. It is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact. The early adoption option will not be exercised.

Large Accelerated Filer Status

As of December 31, 2023, the Company is considered a “large accelerated filer” and no longer qualifies as an emerging growth company or smaller reporting company. The Company is required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, to include in its Annual Report on Form 10-K for the year ended December 31, 2023 an attestation report as to the effectiveness of the Company's internal control over financial reporting that is issued by its independent registered public accounting firm. In addition, beginning with the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, it will no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

Note 4 — Risks and Liquidity

Going Concern, Liquidity and Capital Resources

The Company incurred a loss of $44.1 million for the year ended December 31, 2023. As of December 31, 2023, the Company’s current assets exceeded its current liabilities by $504.2 million.

As of December 31, 2023, the Company had $451.2 million of cash and cash equivalents. Based on the Company's current operating plan, management believes that the Company has sufficient capital to fund its operations and capital expenditures until the end of 2026.

Note 5 — Fair Value Measurements

The following table presents information about the Company's short-term marketable debt securities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

	December 31, 2023		December 31, 2022
	Level 2	Total	Level 2	Total
Eurocommercial Papers	$109,608,915	$109,608,915	$42,552,608	$42,552,608
Certificates of deposit	79,626,727	79,626,727	9,937,899	9,937,899
Total	$189,235,642	$189,235,642	$52,490,507	$52,490,507

Cash, accounts payable and accrued liabilities approximate their fair values as of December 31, 2023 and December 31, 2022, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs.

Note 6 — Investments

The fair value and amortized cost of investments in short-term marketable debt securities by major security type as of December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$107,624,341	$1,984,574	$—	$109,608,915
Certificates of Deposit	78,890,447	736,280	—	79,626,727
Total	$186,514,788	$2,720,854	$—	$189,235,642
Of which classified within cash and cash equivalents	128,197,581	1,199,161	—	129,396,742
Of which classified within short-term marketable debt securities	58,317,207	1,521,693	—	59,838,900

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$42,265,129	$287,479	$—	$42,552,608
Certificates of Deposit	9,834,625	103,274	—	9,937,899
Total	$52,099,754	$390,753	$—	$52,490,507
Of which classified within cash and cash equivalents	19,775,171	106,228	—	19,881,399
Of which classified within short-term marketable debt securities	32,324,583	284,525	—	32,609,108

The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets, and recognized in accumulated other comprehensive income:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

Beginning balance, January 1, 2023	$390,753
Other comprehensive income before reclassifications	8,751,307
Amounts reclassified from accumulated other comprehensive income	(6,421,206)
Ending balance, December 31, 2023	$2,720,854

As of December 31, 2023, the Company’s marketable debt securities maturities are all due within one year.

Note 7 — Prepaid Expenses

Prepaid expenses - current	December 31, 2023	December 31, 2022
Insurances	$1,077,478	$1,416,597
Non-clinical research and clinical development services	842,729	2,443,863
Other consulting and advisory services	70,018	105,651
Other prepayments	111,978	213,357
Total	$2,102,203	$4,179,468

Prepaid expenses - non-current	December 31, 2023	December 31, 2022
Supply and manufacturing services	$8,423,468	$—
Total	$8,423,468	$—

Prepaid expenses - non-current relate to advance payments made to a contract manufacturing organization pursuant to a manufacturing run reservation agreement for the commercial-scale manufacturing of Sonelokimab in 2025.

Note 8 — Trade and Other Payables

	December 31, 2023	December 31, 2022
Research and development services	$911,454	$31,687
Supply and manufacturing fees payable	553,459	65,979
Rent / leases	108,249	—
Other payables	264,522	157,306
Total	$1,837,684	$254,972

Note 9 — Accrued Expenses and Other Current Liabilities

	December 31, 2023	December 31, 2022
Bonuses and related employees compensation expenses	$2,780,219	$1,109,734
Supply and manufacturing services	1,603,739	—
Research and development services and license fees	1,226,281	5,803,432
Consultant and other fees	853,905	218,021
Tax liabilities	367,976	109,826
Legal fees	98,000	15,832
Total	$6,930,120	$7,256,845

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

Note 10 — Leases

In August 2021, the Company entered into an open-ended office lease agreement, effective November 1, 2021, to lease approximately 2,300 square feet of space on the last two floors of the building located at Dorfstrasse 29, 6300 Zug, Switzerland (the “Office Lease"). The Company estimated the effective duration of the Office Lease at inception and determined a period of 3 years, with expected expiration in November 2024. In December, 2023, the contract was extended, leading to a new estimated effective duration of the lease period of 3 years, with expected expiration in January 2027.

On October 9, 2023, the Company entered into an office lease agreement, effective as of October 9, 2023, to lease approximately 3,900 square feet of office space on the fifth floor of the building located at Rua Manuel Pinto de Azedevo 860, 4150-335, Porto, Portugal. This lease has a 3-year initial term, with two extendable periods of 3 years each. It is expected to be extended once until October 2029.

On October 13, 2023, the Company entered into an office lease agreement, effective as of October 16, 2023, to lease approximately 6,000 square feet of office space on the first floor of the building located at 95 Regent Street, CB2 1AW, Cambridge, England, United Kingdom. This lease has a 3-year term agreement and is set to expire in October 2026.

The weighted average remaining lease term and weighted average discount rate for the operating leases as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in months)	39	22
Weighted average discount rate	4.9%	0.8%

The future minimum annual lease payments under these operating leases as of December 31, 2023 are as follows:

Year ending December 31,	Amount
2024	$1,343,255
2025	1,343,255
2026	1,029,249
2027	95,794
2028	95,794
Thereafter	65,923
Total lease payments	3,973,270
Less imputed interest	(275,404)
Total lease liability	3,697,866
Less current portion of lease liability	(1,197,876)
Long-term portion operating lease liability	$2,499,990

The Company recorded lease expense related to its operating leases of $399,882 and $155,552 for the years ended December 31, 2023 and December 31, 2022, respectively.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

Note 11 — Employee Benefit Plans

The Company operates a defined benefit pension plan in Switzerland (“the Plan”) and a defined contribution pension plan in the United Kingdom and Portugal, in accordance with local regulations and practices. As of December 31, 2023 the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment.

A summary of the changes in projected benefit obligations (“PBO”) and plan assets is presented below:

	December 31, 2023	December 31, 2022
Beginning PBO	$1,321,969	$1,322,874
Service cost	122,698	451,075
Interest cost	30,639	5,056
Contributions by plan participants	200,424	138,243
Actuarial (gain) / losses	487,991	(374,317)
Benefits paid	229,902	(204,695)
Foreign currency exchange rates changes	208,608	(16,267)
Plan amendment	(107,750)	—
Ending PBO	$2,494,481	$1,321,969

	December 31, 2023	December 31, 2022
Beginning fair value of plan assets	$1,039,763	$1,083,014
Expected return on plan assets	36,523	15,522
Return on plan assets above expected return	48,938	(115,877)
Contributions by the employer	200,424	138,243
Contributions by plan participants	200,424	138,243
Benefits paid	229,902	(204,695)
Foreign currency exchange rates changes	155,082	(14,687)
Ending fair value of plan assets	$1,911,056	$1,039,763

Amounts recorded on the consolidated balance sheets:

	December 31, 2023	December 31, 2022
Fair value of plan assets	$1,911,056	$1,039,763
Present value of projected benefit obligation	(2,494,481)	(1,321,969)
Funded status	$(583,425)	$(282,206)

Amounts recorded in accumulated other comprehensive (income) / loss:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

	December 31, 2023	December 31, 2022
Actuarial (gain) / loss - beginning of year	$(101,716)	$168,177
Actuarial (gain) / loss of current year	444,329	(268,076)
Amortization	—	(1,817)
Prior service (cost) / credit recognized in current year	(107,750)	—
Total	$234,863	$(101,716)

The assumptions used to calculate the ASC 715 liabilities are summarized in the table below:

	December 31, 2023		December 31, 2022
Discount rate	1.35%	p.a.	2.20%	p.a.
Expected return on plan assets	3.00%	p.a.	3.80%	p.a.
Inflation	1.80%	p.a.	1.80%	p.a.
Long-term expected rate of salary increase	2.30%	p.a.	2.30%	p.a.

Service cost of $122,698 was recognized in the net periodic benefit cost for the year ended December 31, 2023.

The allocation of plan assets is presented below:

	December 31, 2023	December 31, 2022
Equities	34.00%	34.11%
Bonds	32.00%	28.89%
Mortgages	4.00%	3.86%
Liquidity	1.00%	2.41%
Real estate	26.00%	27.17%
Alternative investments	3.00%	3.40%
Infrastructure	—%	0.16%

The fair value of plan assets is determined based on Level 2 inputs.

As all members of the Plan are active, no future expected benefit payments are currently in payment and foreseen to occur within the next ten years.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

Note 12 — Shareholders’ Equity (Deficit)

	Class A Ordinary Shares(1)		Class C Ordinary Shares(1)		Total Number of Shares
	Authorized	Issued	Authorized	Issued	Authorized	Issued and Outstanding
Balance - January 1, 2023	500,000,000	38,977,600	100,000,000	13,723,511	600,000,000	52,701,111
Issuance of Class A Ordinary Shares	—	10,270,818	—	—	—	10,270,818
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	11,218,035	—	(11,218,035)	—	—
Balance - December 31, 2023	500,000,000	60,466,453	100,000,000	2,505,476	600,000,000	62,971,929
(1)    Fully paid-in registered shares with a par value of $0.0001

As of December 31, 2023, the Company had the following classes of shares:

Class A Ordinary Shares
On April 6, 2022, the Company's Class A Ordinary Shares began trading on The Nasdaq Capital Market ("Nasdaq") under the symbol “MLTX”. As of December 31, 2023, there were 60,466,453 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share.

Class C Ordinary Shares

As of December 31, 2023, there were 2,505,476 Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, with a par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.

At the closing of the Business Combination (the "Closing"), MoonLake, MoonLake AG and each ML Party entered into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would enjoy if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposes certain transfer and other restrictions on the ML Parties, (ii) provides for the waiver of certain statutory rights and (iii) establishes certain mechanics whereby MoonLake and each of the ML Parties are able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares equal to the Exchange Ratio. In 2022, pursuant to the A&R Shareholders’ Agreement, a ML Party submitted an exchange notice to the Company, pursuant to which the ML Party effected the conversion of 61,000 MoonLake AG Common Shares and 2,051,961 Class C Ordinary Shares into 2,051,961 Class A Ordinary Shares using the Exchange Ratio. In 2023, pursuant to the A&R Shareholders’ Agreement, certain ML Parties submitted exchange notices to the Company, pursuant to which such ML Parties effected, in the aggregate, the conversion of 333,486 MoonLake AG Common Shares and 11,218,035 Class C Ordinary Shares into 11,218,035 Class A Ordinary Shares using the Exchange Ratio. The foregoing description of the A&R Shareholders’ Agreement is not complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the A&R Shareholders’ Agreement filed as an exhibit on the Company's Current Report on Form 8-K filed with the SEC on April 11, 2022.

Equity Offerings
For the year ended December 31, 2023, the Company issued 10,270,818 Class A Ordinary Shares under the following:
At-the-Market Offering

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

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

On August 31, 2023, the Company entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement” and together with the May 2023 Sales Agreement, the “Sales Agreements”), through which the Company could issue and sell up to $350,000,000 of its Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as its sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023.

In May 2023, the Company sold 544,894 Class A Ordinary Shares for gross proceeds of $15.2 million. In December 2023, the Company sold a further 525,924 Class A Ordinary Shares for gross proceeds of $31.7 million.

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

Following the completion of the Offering, the Company opted to direct a substantial portion of the net proceeds to MoonLake AG. This was executed as a two-step process: (1) the Company acquired the remaining 22,756 shares of MoonLake AG common stock held in treasury through a share purchase and assignment agreement formally executed on July 09, 2023 ($38.9 million) and (2) the Company contributed additional funds to MoonLake AG’s capital reserves through a cash contribution agreement formally executed on July 10, 2023 ($275 million). A stamp duty tax of $2.8 million was levied on the aforementioned capital contribution which the Company has classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction.

Note 13 — Net Loss per Share

As a result of the Business Combination, the Company has retroactively restated the weighted average number of outstanding prior to April 5, 2022 to give effect to the Exchange Ratio.

The following table sets forth the loss per share calculations for the year ended December 31, 2023 compared to the year ended December 31, 2022:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Numerator
Net loss attributable to controlling interests shareholders	$(36,007,260)	$(49,973,249)

Denominator
Total weighted average number of outstanding shares	49,122,534	29,361,353

Net loss per share – basic and diluted	$(0.73)	$(1.70)

The weighted average number of shares used to calculate the net loss per share – basic for the year ended December 31, 2023 excludes 2,505,476 Class C Ordinary Shares as they do not carry economic rights.

In the event that ML Parties (other than Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.) elected to convert their 74,482 MoonLake AG Common Shares into 2,505,476 Class A Ordinary Shares, the weighted average number of shares outstanding would have been 57,679,106 for the year ended December 31, 2023, resulting in a net loss per share of $0.76. Upon conversion, 2,505,476 Class C Ordinary Shares would be forfeited and there would no longer be any non-controlling interests.

Upon conversion, the Company's number of Class A Ordinary Shares outstanding would be 63,886,757 as of February 29, 2024, the date the consolidated financial statements were issued.

Note 14 — Share-based Compensation

As of December 31, 2023 the Company had the following share-based compensation arrangements:
a.Restricted Founder Shares (as defined below) – created in April 2021 by MoonLake AG (no longer active and fully vested as of April 2023);
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

MoonLake AG's compensation plans are settled with Common Shares, and with a number of Class C Ordinary Shares determined by multiplying the number of Common Shares by the Exchange Ratio. The reference to “Common Shares” in this Note 14 refers to common shares in MoonLake AG. As a result of the Business Combination, the Company has adjusted the share numbers related to the Restricted Founder Shares and Common Shares (under the ESPP and ESOP) prior to the Business Combination by the Exchange Ratio. The owners of Common Shares have the right to exchange their Common Shares for a number of Class A Ordinary Shares derived using the Exchange Ratio. In the event MoonLake AG shareholders elect to exchange their Common Shares, such MoonLake AG shareholder forfeits a number of Class C Ordinary Shares equal to the number of Class A Ordinary Shares issued (refer to Note 12 — Shareholders’ Equity (Deficit) - Class C Ordinary Shares).

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

For the year ended December 31, 2023, the Company has recognized an increase in equity in the consolidated balance sheet, and share-based compensation expense in the consolidated statement of operations of $7.1 million. The share-based compensation expense was driven by the following share-based compensation plans and programs:

Compensation Plan	Year Ended December 31, 2023	Year Ended December 31, 2022
MoonLake AG Restricted Founder Shares	$1,574,300	$4,840,608
ESPP	3,352,885	3,910,076
ESOP	973,868	539,713
MoonLake Immunotherapeutics 2022 Equity Incentive Plan	1,204,952	364,381
Total share-based compensation expense	$7,106,005	$9,654,778
Of which: included in research and development expense	1,524,715	954,379
Of which: included in general and administrative expense	5,581,290	8,700,399

As of December 31, 2023, 11,079 Common Shares (the equivalent of 372,683 Class C Ordinary Shares) issuable from the authorized conditional capital shares remain available for future grants under the ESPP and the ESOP by MoonLake AG.

MoonLake AG - Restricted Founder Shares

On April 28, 2021, the shareholders’ agreement between the co-founders, the Series A investors and MoonLake AG imposed a reverse vesting condition on 90% of the total 110,000 Common Shares (the equivalent of 3,700,257 Class C Ordinary Shares) held by each of the three co-founders. Therefore, 99,000 Common Shares (the equivalent of 3,330,231 Class C Ordinary Shares) held by each of the co-founders were subject to these restrictions and considered unvested (the “Restricted Founder Shares”). The Restricted Founder Shares vested on the 28th of each month at a rate of 4.166% over a period of two years until April 28, 2023. In the event of a termination of the contractual relationship of the relevant co-founder before the end of the vesting period, MoonLake AG in first priority, or any third party designated by it, and the other shareholders in second priority pro rata to their shareholdings, had an option to purchase all or a pro rata portion of the leaver shares that remained unvested on the effective day of the termination at nominal value of CHF 0.10 (equivalent of $0.0001) per share.

The assumptions used in the valuation of the Restricted Founder Shares awarded are summarized below:

Grant date	4/28/2021
Estimated fair value of Restricted Founder Shares on the grant date (USD) (1)	49
Estimated fair value of Restricted Founder Shares on the resignation date of one of the co-founders (USD) (2)	336.39
Purchase price (CHF)	0.10
(1) MoonLake AG estimated the fair value of the Restricted Founder Shares with reference to the market-based transaction with the other Series A Preferred Shares Investors (refer to Note 9 of MoonLake AG's audited consolidated financial statements for the year ended December 31, 2021, as filed by Helix Acquisition Corp. together with its revised definitive proxy soliciting materials with the SEC on March 4, 2022).

(2) MoonLake AG estimated the fair value of the Restricted Founder Shares at co-founder’s resignation date by dividing the Company Enterprise Value ($360,000,000) as defined by the Business Combination Agreement by the Company’s fully diluted shares (1,070,196).

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

Grants awarded
Program	Restricted Founder Shares
Awards unvested as of January 1, 2022	4,440,309
Awards vested for the year ended December 31, 2022	(3,330,231)
Awards unvested as of January 1, 2023	1,110,078
Awards vested for the year ended December 31, 2023	(1,110,078)
Awards unvested as of December 31, 2023	0

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

ESPP 2021
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

Grants awarded
Program	ESPP
Awards outstanding as of January 1, 2022	1,060,561
Additional awards granted for the year ended December 31, 2022	1,177,354
Awards outstanding as of January 1. 2023	2,237,915
Of which vested as of January 1, 2023	307,794
Awards granted for the year ended December 31, 2023	—
Awards outstanding as of December 31, 2023	2,237,915
Of which vested as of December 31, 2023	1,607,425

As of December 31, 2023, MoonLake AG had $6.2 million of total unrecognized compensation expense related to the ESPP that will be recognized over the weighted average period of 2.05 years.

Employee Stock Option Plan (ESOP) 2021-2025 - MoonLake AG

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

The ESOP grants will vest 25% on each anniversary of the grant date. In the event of a termination of the contractual relationship between the Company and the entitled employee, options can be deemed forfeited by MoonLake AG if certain conditions are met. Awards feature an accelerated vesting condition linked to a “Change of Control”, defined as any transfer of shares that results in the proposed acquirer holding more than 50% of the then issued share capital of MoonLake AG or the Company, as the case may be, where all the outstanding awards (whether currently outstanding or granted in the future) will be deemed fully vested.

ESOP 2021
Weighted average assumptions for the awards issued during the year ended December 31, 2022
Grant dates	5/1/2022, 6/22/2022
Estimated fair value of the option on the grant date using Black-Scholes model ($)	4.21
Exercise price (USD)	3.64
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	3%
Expected dividend rate	—%
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

Weighted average assumptions for the awards issued during the year ended December 31, 2023
Grant dates	01/01/2023, 04/24/2023, 07/03/2023, 07/17/2023, 08/01/2023, 08/07/2023, 08/21/2023, 08/29/2023, 09/01/2023, 09/11/2023
Estimated fair value of the option on the grant date using Black-Scholes model ($)	25.5
Exercise price (USD)	37.1
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	4%
Expected dividend rate	—%
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

Grants awarded
Program	ESOP
Awards issued as of January 1, 2022	224,033
Additional awards granted for the year ended December 31, 2022	242,736
Awards issued as of January 1, 2023	466,769
Awards granted for the year ended December 31, 2023	133,446
Awards forfeited for the year ended December 31, 2023	(15,137)
Awards outstanding at December 31, 2023	585,078
Of which exercisable as of December 31, 2023	219,223

As of December 31, 2023, MoonLake AG had $4.2 million of total unrecognized compensation expense related to the ESOP that will be recognized over the weighted average period of 2.45 years.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

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

Awards made under the Equity Incentive Plan to a person who is initially elected or appointed to the Board, and who is a non-employee director at the time of such initial election or appointment, vests and becomes exercisable in 3 equal yearly installments occurring over the three year period following the date of grant, subject to the non-employee director continuing in service on the Board through each such vesting date. Each subsequent award vests and becomes exercisable on the earlier of (i) the 12-month anniversary of the date of grant, and (ii) the next annual meeting of the Company’s stockholders following the date of grant, subject to the non-employee director continuing in service on the Board through such vesting date. Awards made to employees, officers and other service providers of the Company under the Equity Incentive Plan vest 25% on each anniversary date. In the event of a termination of the contractual relationship between the Company and the beneficiary, options can be deemed forfeited by the Company if certain conditions are met. Awards feature an accelerated vesting condition linked to a “Change of Control”, defined as any transfer of shares that results in the proposed acquirer holding more than 50% of the then issued share capital of MoonLake AG or the Company, as the case may be, where all the outstanding awards (whether currently outstanding or granted in the future) will be deemed fully vested.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

Weighted average assumptions for the awards issued during the year ended December 31, 2022
Grant date	4/6/2022
Estimated fair value of the option on the grant date using Black-Scholes model ($)	8.25
Exercise price ($)	12.25
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	3%
Expected dividend rate	-
(1)The expected term represents the period that share-based awards are expected to be outstanding.
(2) The expected volatility was derived from the historical stock volatilities of comparable peer public companies within the Company's industry.
(3) The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date with maturities approximately equal to the expected term.

Weighted average assumptions for the awards issued during the year ended December 31, 2023
Grant dates	06/08/2023, 10/11/2023, 10/25/2023, 11/01/2023, 11/06/2023, 11/15/2023, 11/16/2023, 11/20/2023, 11/27/2023, 12/01/2023, 12/04/2023
Estimated fair value of the option on the grant date using Black-Scholes model ($)	25.58
Exercise price ($)	37.22
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	0.75
Risk-free interest rate (3)	4%
Expected dividend rate	0
(1)The expected term represents the period that share-based awards are expected to be outstanding.
(2) The expected volatility was derived from the historical stock volatilities of comparable peer public companies within the Company's industry.
(3) The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date with maturities approximately equal to the expected term.

Grants awarded
Program	MoonLake Immunotherapeutics 2022 Equity Incentive Plan
Awards issued as of January 1, 2022	—
Awards granted for the year ended December 31, 2022	180,000
Awards issued as of December 31, 2022	180,000
Awards exercisable as of December 31, 2022	—
Awards granted for the year ended December 31, 2023	132,400
Awards issued as of December 31, 2023	312,400
Awards exercisable as of December 30, 2023	60,000

As of December 31, 2023, the Company had $3.3 million of total unrecognized compensation expense related to the Equity Incentive Plan that will be recognized over the weighted average period of 1.75 years.

Note 15 — Income Taxes

The Company's effective tax rate (“ETR”) was -0.3% and 0.1% for the year ended December 31, 2023, and for the year ended December 31, 2022, respectively. The Company is not aware of any items that would cause the quarterly or period-to-date ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the Company's loss before income taxes and the

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

income tax provision recorded was primarily attributable to non-deductible expense which includes the Swiss entity's recognition of taxable income associated with the sale of treasury shares from MoonLake AG to MoonLake Immunotherapeutics.. The Company continues to incur losses for the Cayman Island and Swiss entity and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not.

The Company's main operating affiliate, MoonLake AG, is subject to taxation in the Canton of Zug, Switzerland. For the years ended December 31, 2023 and 2022, the Company did not incur any significant income tax expense or benefit, as the Company incurred tax losses and provided a full valuation allowance.

The components of income or loss before income tax were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Switzerland	$(43,469,946)	$(62,115,251)
Foreign	(514,783)	(2,354,434)
Total	$(43,984,729)	$(64,469,685)

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before income taxes as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Statutory income tax rate	11.8%	11.9%
Effect of income taxed at different rates	(0.4)%	—%
Change in prior year estimates	(0.5)%	0.1%
Utilization of unrecognized losses	0.6%	—%
Change in valuation allowance	0.5%	(10.0)%
Non-deductible expense	(12.3)%	(1.4)%
Other	—%	(0.5)%
Effective income tax rate	(0.3)%	0.1%

Significant components of the Company’s deferred tax assets (liabilities) were:

	December 31, 2023	December 31, 2022
Intangible assets	$4,493,559	$4,492,435
Defined benefit plan	69,173	33,451
Lease liabilities	56,527	—
Net operating loss carry forward	6,715,534	7,210,383
Total deferred tax assets	11,334,793	11,736,269
Operating lease right-of-use assets	(55,862)	—
Total deferred tax liabilities	(55,862)	—
Total deferred tax assets (net)	11,278,931	11,736,269
Valuation allowance	(11,278,931)	(11,736,269)
Total deferred tax (net)	$—	$—

As of December 31, 2023, the Company’s net deferred tax assets before valuation allowance were $11.3 million. In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the weight of all evidence, the Company has determined that it is not more likely than not that the net deferred tax assets will be realized. A valuation allowance of $11.3 million has been recorded against the deferred tax assets.

As of December 31, 2023, MoonLake AG had net operating losses of approximately $56.6 million of which $12.6 million will expire in 2028 and $44.0 million will expire in 2029.

The Company’s net operating losses will not be subject to any limitation due to change in ownership according to Swiss Income Tax Law.

The Company has no unrecognized tax benefits and does not expect that uncertain tax benefits will change significantly in the next twelve months.

Note 16 — Commitments and Contingencies

Commitments

The Company has entered into agreements as of December 31, 2023 primarily in regards to the clinical and non-clinical development services with contract research organizations ("CROs"), as well as supply and logistics services with contract manufacturing organizations ("CMOs"), for the advancement of SLK. As of December 31, 2023, the total committed expense under these agreements amounted to $44.2 million, of which $8.4 million are recognized under Prepaid expenses - non-current and the rest remain unrecognized.

The Company's In-License Agreement with MHKDG includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($331.3 million using a December 31, 2023 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK Program, the Company, at its sole discretion, can terminate all or part of the SLK Program. As of December 31, 2023, the Company made a total of €7.5 million ($8.1 million using the then applicable exchange rate) in additional milestone payments.

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

Office Lease

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022
(Amounts in USD, except share and per share data)

On December 12, 2023, the Company committed to an open-ended lease agreement with an effective start date of January 15, 2024, for additional office space at its corporate headquarters at Dorfstrasse 29, 6300 Zug, Switzerland. The Company estimated the effective duration of the Office Lease at inception and determined a 3-year term, commencing at the effective start date of January 15, 2024.

Note 17 — Segment Information and Geographic Data

Long-lived assets, net of consisting of property and equipment, and operating lease right-of-use assets by geographical area as of December 31, 2023 are as follows:

Country	December 31, 2023	December 31, 2022
Switzerland	$507,392	$331,969
United Kingdom	2,704,555	—
Portugal	737,398	—
Total	$3,949,345	$331,969

Note 18 — Subsequent Events

Partial Share Conversion

On January 2, 2024, pursuant to the A&R Shareholders’ Agreement, a ML Party submitted an exchange notice to the Company, pursuant to which such ML Party effected the conversion of 44,394 MoonLake AG Common Shares and 1,493,356 Class C Ordinary Shares into 1,493,356 Class A Ordinary Shares using the Exchange Ratio. Please refer to Note 12 — Shareholders’ Equity (Deficit) — Class C Ordinary Shares for more information regarding the conversion mechanics.

At-the-Market offering

In January and February 2024, the Company sold an aggregate of 914,828 Class A Ordinary shares through the August 2023 Sales Agreement for gross proceeds of $53.3 million, bringing total gross proceeds under the August 2023 Sales Agreement to $85.0 million.