Form 10-K/A
period 2023-12-31
MoonLake Immunotherapeutics
filed 2024-05-07
CIK 1821586

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
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Shareholders, to be held on or about June 5, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement was filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of MoonLake Immunotherapeutics (the “Company”) for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 29, 2024 (the “Original Filing”). This Amendment is being filed for the sole purposes of amending the certifications of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Company required under Section 906 of the Sarbanes-Oxley Act of 2002 that were included as Exhibits 32.1 and 32.2 to the Original Filing (the “Certifications”). Specifically, the introductory sentence of each Certification incorrectly referred to the period ended December 31, 2022, rather than the period ended December 31, 2023. Corrected copies of the certifications of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Company required under Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2024, are furnished as Exhibits 32.1 and 32.2 to this Amendment. Except as noted above, this Amendment does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Principal Executive Officer and Principal Financial and Accounting Officer are filed herewith as Exhibits 31.3 and 31.4, respectively, to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

3

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

3.1	Memorandum and Articles of Association of MoonLake Immunotherapeutics (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2022).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K filed on February 29. 2024).
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

21.1	Subsidiaries of MoonLake Immunotherapeutics (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K filed on February 29, 2024).
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (incorporated by reference to the signature page of the Company's Annual Report on Form 10-K filed on February 29, 2024).
31.1
Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed on February 29, 2024).

31.2
Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Company's Annual Report on Form 10-K filed on February 29, 2024).

31.3*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on form 10- filed on February 29, 2024).
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART IV. FINANCIAL INFORMATION

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Furnished.
***    Not required.
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART IV. FINANCIAL INFORMATION

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	May 7, 2024	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	May 7, 2024	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
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

Name	Title	Date
*	Chief Executive Officer; Director	May 7, 2024
Dr. Jorge Santos da Silva	(Principal Executive Officer)
/s/ Matthias Bodenstedt	Chief Financial Officer	May 7, 2024
Matthias Bodenstedt	(Principal Financial and Accounting Officer)
*	Chairperson; Director	May 7, 2024
Simon Sturge
*	Director	May 7, 2024
Dr. Kara Lassen
*	Director	May 7, 2024

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART IV. FINANCIAL INFORMATION

Spike Loy
*	Director	May 7, 2024
Catherine Moukheibir
*	Director	May 7, 2024
Dr. Andrew Phillips
*	Director	May 7, 2024
Dr. Ramnik Xavier

*By:	/s/ Matthias Bodenstedt
Matthias Bodenstedt Attorney-in-fact

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