Form 10-Q
period 2024-03-31
MoonLake Immunotherapeutics
filed 2024-05-07
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer     ☒                    Accelerated filer        ☐
Non-accelerated filer        ☐                    Smaller reporting company    ☐
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2024, there were 62,874,637 Class A Ordinary Shares, $0.0001 par value (the "Class A Ordinary Shares"), and 995,267 Class C Ordinary Shares, $0.0001 par value (the "Class C Ordinary Shares"), issued and outstanding.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MOONLAKE IMMUNOTHERAPEUTICS
s
s

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in USD, except share data)

	March 31, 2024 (Unaudited)	December 31, 2023
Current assets
Cash and cash equivalents	$458,441,051	$451,169,337
Short-term marketable debt securities	88,613,700	59,838,900
Other receivables	1,495,876	1,056,862
Prepaid expenses - current	5,039,343	2,102,203
Total current assets	553,589,970	514,167,302

Non-current assets
Operating lease right-of-use assets	3,698,514	3,628,480
Property and equipment, net	509,816	320,865
Prepaid expenses - non-current	6,318,838	8,423,468
Total non-current assets	10,527,168	12,372,813
Total assets	$564,117,138	$526,540,115

Current liabilities
Trade and other payables	$3,482,790	$1,837,684
Short-term portion of operating lease liabilities	1,304,426	1,197,876
Accrued expenses and other current liabilities	4,123,304	6,930,120
Total current liabilities	8,910,520	9,965,680

Non-current liabilities
Long-term portion of operating lease liabilities	2,357,495	2,499,990
Pension liability	462,735	583,426
Total non-current liabilities	2,820,230	3,083,416
Total liabilities	11,730,750	13,049,096
Commitments and contingencies (Note 15)

Equity
Class A Ordinary Shares: $0.0001 par value; 500,000,000 shares authorized; 62,874,637 shares issued and outstanding as of March 31, 2024; 60,466,453 shares issued and outstanding as of December 31, 2023	6,287	6,047
Class C Ordinary Shares: $0.0001 par value; 100,000,000 shares authorized; 995,267 shares issued and outstanding as of March 31, 2024; 2,505,476 shares issued and outstanding as of December 31, 2023	100	251
Additional paid-in capital	670,185,376	609,969,236
Accumulated deficit	(130,331,128)	(116,657,472)
Accumulated other comprehensive income	2,693,096	2,357,621
Total shareholders’ equity	542,553,731	495,675,683
Noncontrolling interests	9,832,657	17,815,336
Total equity	552,386,388	513,491,019
Total liabilities and equity	$564,117,138	$526,540,115

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in USD, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$(13,014,049)	$(7,415,097)
General and administrative	(6,806,440)	(5,516,469)
Total operating expenses	(19,820,489)	(12,931,566)
Operating loss	(19,820,489)	(12,931,566)

Other income, net	5,915,220	723,589
Loss before income tax	(13,905,269)	(12,207,977)

Income tax expense	(70,252)	(11,010)
Net loss	$(13,975,521)	$(12,218,987)
Of which: net loss attributable to controlling interests shareholders	(13,673,656)	(9,004,856)
Of which: net loss attributable to noncontrolling interests shareholders	(301,865)	(3,214,131)

Net unrealized gain on marketable securities and short term investments	182,273	24,472
Actuarial gain (loss) on employee benefit plans	81,230	(42,144)
Other comprehensive income (loss)	263,503	(17,672)
Comprehensive loss	$(13,712,018)	$(12,236,659)
Comprehensive loss attributable to controlling interests shareholders	(13,415,707)	(9,017,481)
Comprehensive loss attributable to noncontrolling interests	(296,311)	(3,219,178)

Weighted-average number of Class A Ordinary Shares, basic and diluted	62,637,212	39,061,977
Basic and diluted net loss per share attributable to controlling interests shareholders	$(0.22)	$(0.23)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in USD, except share data)
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	38,977,600	$3,898	13,723,511	$1,373	$129,192,291	$(80,650,212)	$350,946	$48,898,296	$19,868,402	$68,766,698
Share-based compensation under the equity incentive plan ESPP, ESOP, EIP and reverse vesting of Restricted Founder Shares	—	—	—	—	1,875,992	—	—	1,875,992	701,195	2,577,187
Refund of stamp duty fees	—	—	—	—	3,517	—	—	3,517	1,406	4,923
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(9,004,856)	—	(9,004,856)	(3,214,131)	(12,218,987)
Other comprehensive income	—	—	—	—	—	—	(12,625)	(12,625)	(5,047)	(17,672)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	176,603	18	(176,603)	(18)	237,049	—	1,787	238,836	(238,836)	—
Balance at March 31, 2023	39,154,203	$3,916	13,546,908	$1,355	$131,308,849	$(89,655,068)	$340,108	$41,999,160	$17,112,989	$59,112,149

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	60,466,453	$6,047	2,505,476	$251	$609,969,236	$(116,657,472)	$2,357,621	$495,675,683	$17,815,336	$513,491,019
Share-based compensation under the equity incentive plan ESPP and EIP	—	—	—	—	1,693,101	—	—	1,693,101	(15,893)	1,677,208
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(13,673,656)	—	(13,673,656)	(301,865)	(13,975,521)
Other comprehensive loss	—	—	—	—	—	—	257,949	257,949	5,554	263,503
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	1,493,356	149	(1,493,356)	(149)	10,536,980	—	76,603	10,613,583	(10,613,583)	—
Buyback of unvested MoonLake AG Common Shares by MoonLake AG into treasury following an employee contract termination (Note 11)	—	—	—	—	113,154	—	904	114,058	(114,108)	(50)
Capital injection from MoonLake to MoonLake AG (Note 11)	—	—	—	—	(4,667,196)	—	19	(4,667,177)	3,057,216	(1,609,961)
Cancellation of MoonLake Class C Ordinary Shares following an employee contract termination in MoonLake AG (Note 11)	—	—	(16,853)	(2)	2	—	—	—	—	—
Issuance of Class A Ordinary Shares, net of transaction costs (Note 11)	914,828	91	—	—	52,540,099	—	—	52,540,190	—	52,540,190
Balance at March 31, 2024	62,874,637	$6,287	995,267	$100	$670,185,376	$(130,331,128)	$2,693,096	$542,553,731	$9,832,657	$552,386,388

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in USD, except share data)
(Unaudited)
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in USD)

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flow from operating activities
Net loss	$(13,975,521)	$(12,218,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,813	3,290
Share-based compensation expense	1,677,208	2,577,187
Net periodic pension benefit (gain) cost for the qualified pension plan	(272)	(13,271)
Other non-cash items	171,649	97,631
Changes in operating assets and liabilities:
Other receivables	(439,014)	(161,316)
Right-of-use assets	(5,443)	—
Prepaid expenses	(832,510)	1,103,606
Trade and other payables	1,645,106	3,572,431
Operating leases liabilities	(405,575)	(38,825)
Accrued expenses and other current liabilities	(2,806,816)	(3,946,173)
Net cash flow used in operating activities	(14,948,375)	(9,024,427)

Cash flow from investing activities
Purchase of short-term marketable debt securities	(87,713,327)	—
Proceeds from maturities of short-term marketable debt securities	59,120,801	19,648,532
Purchase of property and equipment	(211,765)	—
Net cash flow used in investing activities	(28,804,291)	19,648,532

Cash flow from financing activities
Issuance of Class A Ordinary Shares, net of transaction costs (Note 11)	52,540,190	—
Stamp duty on capital injection from MoonLake to MoonLake AG (Note 11)	(1,562,235)	—
Buyback of unvested MoonLake AG Common Shares by MoonLake AG following an employee contract termination (Note 11)	(50)	—
Net cash flow provided by financing activities	50,977,905	—

Effect of movements in exchange rates on cash held	46,475	(535)
Net change in cash and cash equivalents	7,271,714	10,623,570

Cash and cash equivalents, beginning of period	451,169,337	39,505,627
Cash and cash equivalents, end of period	$458,441,051	$50,129,197

Supplementary disclosure of cash flow information:
Non-cash operating lease assets obtained in exchange for lease obligations	$369,630	$—

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

Unless the context otherwise requires, “MoonLake” and the “Company” refer to the combined company following the Business Combination (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization included in MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2023 included in MoonLake’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “Annual Report”)) consummated on April 5, 2022, together with its subsidiaries.

Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include those of the Company and its subsidiaries, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”), MoonLake Immunotherapeutics Ltd., a private limited company incorporated in the United Kingdom, and MNLK Immunotherapeutics, Unipessoal Lda ("MNLK PT"), a private limited company incorporated in Portugal, after elimination of all intercompany accounts and transactions. The accompanying unaudited condensed consolidated financial statements and notes hereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and in conformity with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the FASB.
In the opinion of management, all material adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the entire fiscal year or any other period. The unaudited condensed consolidated financial information for the three months ended March 31, 2024 and 2023 have been prepared on the same basis as and should be read in conjunction with MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report.

All amounts are presented in U.S. Dollar (“$”), unless otherwise indicated. The term “Swiss franc” and “CHF” refer to the legal currency of Switzerland, "GBP" refers to the legal currency of the United Kingdom, and “€” and "Euro" refer to the legal currency of Portugal.
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
MARCH 31, 2024
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of March 31, 2024, the Company considers $189.5 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents. As of December 31, 2023, the Company considers $129.4 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents.
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
Net unrealized gains and losses on available-for-sale debt securities are excluded from the determination of earnings and are instead recognized in the “Accumulated other comprehensive income” component of shareholders’ equity until realized. Realized gains and losses on available-for-sale debt securities are computed based upon the historical cost of these securities, using the specific identification method.
A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Dividend and interest income are recognized when earned. Realized gains and losses are included in "Other income" and the cost of securities sold is determined using the specific-identification method.
Marketable debt securities are classified as either “Cash and cash equivalents” or “Short‑term marketable debt securities” according to their original maturity at the time of acquisition. Changes in unrealized gains and losses pertaining to cash equivalent securities are added back into the consolidated statements of cash flows as those are excluded from the determination of earnings but impact the cash and cash equivalents position.
Concentration of Credit Risk

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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
Property and Equipment
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years. As of March 31, 2024, property and equipment, net relates to information technology, office equipment, and leasehold improvements.
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
MARCH 31, 2024
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

The fair value of the common stock granted under the ESPP (as defined below) has historically been estimated by management with reference to the market-based transaction with its Series A investors, as there was no public market for the common stock.

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
Gains or losses from foreign currency translation are included in the consolidated statements of operations and comprehensive loss in "other income, net". The Company recognized foreign currency transaction loss of $59,541 for the three months ended March 31, 2024, and a foreign currency transaction gain of $171,809 for three months ended March 31, 2023.

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
MARCH 31, 2024
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
Pension Accounting

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
The Company accounts for pension assets and liabilities in accordance with ASC 715, Compensation – Retirement Benefits, which requires the recognition of the funded status of pension plans in the Company’s consolidated balance sheet. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method. The projected benefit obligation as of March 31, 2024 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service costs for such pension plans, represented in the net periodic pension benefit cost, are included in the personnel expenses of the various functions where the employees are engaged. The other components of net benefit cost are included in the consolidated statements of operations and comprehensive loss separately from the service cost component, in “other income, net.” Plan assets are recorded at their fair value.
Gains or losses arising from plan curtailments or settlements are accounted for at the time they occur. Any net pension asset is limited to the present value of the future economic benefits available to the Company in the form of refunds from the plan or expected reductions in future contributions to the plan. Actuarial gains and losses arising from differences between the actual and the expected return on plan assets are recognized in accumulated other comprehensive income.
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

MoonLake does not have any finance leases. As of March 31, 2024, the Company has four operating leases related to the office spaces located in (i) Dorfstrasse 29, 6300, Zug, Switzerland (comprised of two leases), (ii) 95 Regent Street, CB2 1AW, Cambridge, England, United Kingdom, and (iii) Rua Manuel Pinto de Azedevo 860, 4150-335, Porto, Portugal. The operating leases are recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses the incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments.

Leases with an initial term of 12 months or less that do not have the option to purchase the underlying asset are not recorded on the balance sheet, with lease expense for these leases recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property.

Recently Issued Accounting Pronouncements not yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment reporting — Improvements to Reportable Segment Disclosures. This new standard requires public entities to disclose significant segment expenses and additional segment items annually and to provide all reported segment profit or loss and assets disclosures currently required annually on an interim basis. The standard also requires disclosure of the Chief Operating Decision Maker's title and position. The standard does not change the manner in which public entities identify their operating segments, aggregate them, or apply the quantitative thresholds for determining their reportable segments. It is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The company has determined it operates as a single segment, therefore, we do not anticipate this ASU to materially impact our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income taxes — Improvements to Income Taxes Disclosure. The purpose of this guidance is to enhance the transparency and usefulness of income tax disclosures and provide comprehensive income tax information, particularly in relation to rate reconciliation and income taxes paid in the U.S and foreign jurisdictions. It is effective for fiscal years beginning after December 15, 2024 and interim periods in fiscal

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
years beginning after December 15, 2024, with early adoption permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

Note 3 – Risks and Liquidity
Going Concern, Liquidity and Capital Resources
MoonLake is subject to risks common to companies in the biopharmaceutical industry, and the Company believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: ability to obtain future financing, regulatory approval and market acceptance of, and reimbursement for, product candidates, performance of third-party contract research organizations and manufacturers upon which the Company relies, protection of the Company's intellectual property, litigation or claims against the Company based on intellectual property, patent, product, regulatory, clinical or other factors, and the Company's ability to attract and retain employees necessary to support its growth.

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply the Company with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

The Company's ability to generate revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of SLK in one or more indications, which is expected to take a number of years. The Company expects to continue to incur significant expenses and operating losses for at least the next three years as the Company continues the development of SLK and prepares for commercial launches. It is expected that operating losses will fluctuate significantly from year to year depending on the timing of the Company's planned clinical development programs and efforts to achieve regulatory approval.

The Company incurred a loss of $14.0 million for the three months ended March 31, 2024. As of March 31, 2024, the Company’s current assets exceeded its current liabilities by $544.7 million.

As of March 31, 2024, the Company had $458.4 million of cash and cash equivalents. Based on the Company's current operating plan, management believes that the Company has sufficient capital to fund its operations and capital expenditures until the end of 2026.

Note 4 – Fair Value Measurements
The following table presents information about the Company's short-term marketable debt securities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	March 31, 2024		December 31, 2023
	Level 2	Total	Level 2	Total
Eurocommercial Papers	$188,351,700	$188,351,700	$109,608,915	$109,608,915
Certificates of Deposit	89,804,879	89,804,879	79,626,727	79,626,727
Total	$278,156,579	$278,156,579	$189,235,642	$189,235,642

Cash and accounts payable approximate their fair values as of March 31, 2024 and December 31, 2023, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs.

Note 5 – Investments

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
The fair value and amortized cost of investments in short-term marketable debt securities by major security type as of March 31, 2024 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$186,422,586	$1,929,114	$—	$188,351,700
Certificates of Deposit	88,830,866	974,013	—	89,804,879
Total	$275,253,452	$2,903,127	$—	$278,156,579
Of which classified within cash and cash equivalents	187,540,125	2,002,754	—	189,542,879
Of which classified within short-term marketable debt securities	87,713,327	900,373	—	88,613,700

The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets, and recognized in accumulated other comprehensive income:

Beginning balance, January 1, 2024	$2,720,854
Other comprehensive income before reclassifications	3,748,517
Amounts reclassified from accumulated other comprehensive income	(3,566,244)
Ending balance, March 31, 2024	$2,903,127

As of March 31, 2024, the Company’s marketable debt securities maturities are all due within one year.

Note 6 — Prepaid Expenses

Prepaid expenses - current	March 31, 2024	December 31, 2023
Supply and manufacturing services	$2,104,629	$1,205
Non-clinical research and clinical development services	1,719,840	842,729
Insurance	574,676	1,077,478
Other prepayments	640,198	180,791
Total	$5,039,343	$2,102,203

Prepaid expenses - non-current	March 31, 2024	December 31, 2023
Supply and manufacturing services	$6,318,838	$8,423,468
Total	$6,318,838	$8,423,468
Prepaid expenses - current (Supply and manufacturing services) and Prepaid expenses - non-current relate to advance payments made to a contract manufacturing organization pursuant to a manufacturing run reservation agreement for the commercial-scale manufacturing of SLK in 2025.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
Note 7 — Trade and Other Payables

	March 31, 2024	December 31, 2023
Consulting and advisory services	$1,629,694	$80,695
Supply and manufacturing fees payable	1,024,172	553,459
Research and development services and license fees	431,242	911,454
Legal advisory fees payable	193,640	47,095
Other payables	204,042	244,981
Total	$3,482,790	$1,837,684

Note 8 — Accrued Expenses and Other Current Liabilities

	March 31, 2024	December 31, 2023
Bonuses and related employees compensation expenses	$1,201,586	$2,780,219
Supply and manufacturing services	912,052	1,603,739
Tax liabilities	851,475	367,976
Research and development services and license fees	727,210	1,226,281
Consultant and other fees	364,184	853,905
Legal fees	66,797	98,000
Total	$4,123,304	$6,930,120

Note 9 — Leases
In August 2021, the Company entered into an open-ended office lease agreement, effective November 1, 2021, to lease approximately 2,300 square feet of space on the last two floors of the building located at Dorfstrasse 29, 6300 Zug, Switzerland. The Company estimated the effective duration of the lease at inception and determined a period of 3 years, with expected expiration in November 2024. In December, 2023, the contract was extended, leading to a new estimated effective duration of the lease period of 3 years, with expected expiration in January 2027.

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

On December 12, 2023, the Company entered into an open-ended office lease agreement, effective as of January 15, 2024, to lease approximately 1,700 square feet of additional office space at its existing corporate headquarters located at Dorfstrasse 29, 6300 Zug, Switzerland. The Company estimated the duration of the lease at inception and determined a 3-year term.

The weighted average remaining lease term and weighted average discount rate for the operating leases as of March 31, 2024 and December 31, 2023 were as follows:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in months)	36	39
Weighted average discount rate	4.8%	4.9%

The future minimum annual lease payments under these operating leases as of March 31, 2024 are as follows:

Year ending December 31,	Amount
Remainder of fiscal 2024	$1,082,561
2025	1,443,415
2026	1,132,061
2027	93,510
2028	93,510
Thereafter	64,351
Total lease payments	3,909,408
Less imputed interest	(247,487)
Total lease liability	3,661,921
Less current portion of lease liability	(1,304,426)
Long-term portion operating lease liability	$2,357,495

The Company recorded lease expense related to its operating leases of $348,540 and $38,825 for the periods ended March 31, 2024 and March 31, 2023, respectively. Operating cash outflows for amounts included in the measurement of lease liabilities was $364,173 and 38,825 for the periods ended March 31, 2024 and March 31, 2023.

Note 10 — Employee Benefit Plans
The Company operates a defined benefit pension plan in Switzerland (the "Plan”) and a defined contribution pension plan in the United Kingdom and Portugal, in accordance with local regulations and practices. As of March 31, 2024 the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment.
Components of Net Periodic Benefit Cost under the Plan

	Three months ended March 31, 2024	Three months ended March 31, 2023
Service cost	$70,762	$29,802
Interest cost	8,347	7,442
Expected return on plan assets	(15,263)	(8,871)
Amortization of unrecognized loss	2,596	—
Prior service cost / (credit) recognized in current year	(2,570)	—
Total Net Periodic Benefit Cost	$63,872	$28,373

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
The components of net periodic benefit cost other than the service cost component are included in general and administrative expense in the Company's unaudited condensed consolidated statements of operations and comprehensive loss.
Employer Contributions under the Plan
For the three months ended March 31, 2024, $64,153 (CHF 55,950) of contributions were made to the Plan. The Company presently anticipates contributing an additional estimated amount of $192,459 (CHF 167,850) to fund the Plan in 2024 for a total of $256,612 (CHF 223,800).

Note 11 — Shareholders’ Equity

	Class A Ordinary Shares(1)		Class C Ordinary Shares(1)		Total Number of Ordinary Shares
	Authorized	Issued	Authorized	Issued	Authorized	Issued and Outstanding
Balance at January 1, 2024	500,000,000	60,466,453	100,000,000	2,505,476	600,000,000	62,971,929
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	1,493,356	—	(1,493,356)	—	—
Issuance of Class A Ordinary Shares under the ATM facility	—	914,828	—	—	—	914,828
Cancellation of Class C shares following an employee contract termination in MoonLake AG	—	—	—	(16,853)	—	(16,853)
Balance at March 31, 2024	500,000,000	62,874,637	100,000,000	995,267	600,000,000	63,869,904
(1) Fully paid-in registered shares with a par value of $0.0001
Class A Ordinary Shares
On April 6, 2022, the Company's Class A Ordinary Shares began trading on The Nasdaq Capital Market ("Nasdaq") under the symbol “MLTX”. As of March 31, 2024, there were 62,874,637 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote per share.
Class C Ordinary Shares
As of March 31, 2024, there were 995,267 Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, with a par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
At the closing of the Business Combination, MoonLake, MoonLake AG and ML Party (as defined in Note 2 — Business Combination Agreement with Helix and Recapitlalization, included in MoonLake's audited financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report) into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would enjoy if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposes certain transfer and other restrictions on the ML Parties, (ii) provides for the waiver of certain statutory rights and (iii) establishes certain mechanics whereby MoonLake and each of the ML Parties are able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares equal to the Exchange Ratio (as defined in Note 3 — Basis of Presentation, included in MoonLake's audited financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report). On January 1, 2024, pursuant to the A&R Shareholders’ Agreement, a certain holder of Class C Ordinary Shares submitted an exchange notice to the Company, pursuant to which such holder of Class C Ordinary Shares effected the conversion of 44,394 MoonLake AG Common Shares and 1,493,356 Class C Ordinary Shares into 1,493,356 Class A Ordinary Shares using the Exchange Ratio. The foregoing description of the A&R Shareholders’ Agreement is not complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the A&R Shareholders’ Agreement filed as an exhibit on the Company's Current Report on Form 8-K filed with the SEC on April 11, 2022.

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

During the three months ended March 31, 2024, the Company sold 914,828 Class A Ordinary Shares under the August 2023 Sales Agreement at a weighted average share price of $58.31, for aggregate net proceeds of approximately $52.5 million, after deducting sales agent's commissions and transaction costs.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
The Offering closed on June 30, 2023, and net proceeds from the Offering, including proceeds from the exercise in full by the underwriters of the Option, were $436.7 million, after deducting the underwriting discounts and commissions and the offering expenses in the amount of $23.3 million.

Following the completion of the Offering, the Company opted to direct a substantial portion of the net proceeds to MoonLake AG. This was executed as a two-step process: (i) the Company acquired the remaining 22,756 MoonLake AG Common Shares held in treasury through a share purchase and assignment agreement formally executed on July 9, 2023 ($38.9 million) and (ii) the Company contributed additional funds to MoonLake AG’s capital reserves through a cash contribution agreement formally executed on July 10, 2023 ($275 million). A stamp duty tax of $2.8 million was levied on the aforementioned capital contribution which the Company has classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction.

On March 8, 2024, the Company executed a similar transaction as a two-step process: (i) the Company acquired 501 Moonlake AG Common Shares held in treasury through a share purchase and assignment agreement ($0.8 million) and (ii) the Company contributed an additional $150.0 million of funds to MoonLake AG's capital reserves through a cash contribution. A stamp duty tax of $1.6 million was levied on the capital contribution which the Company has classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction. The aforementioned increase in treasury shares occurred during the three months ended March 31, 2024 as a result of an employee termination entitling MoonLake AG to repurchase such employee's unvested shares (501 MoonLake AG Common Shares and 16,853 Class C Ordinary Shares) previously awarded as part of a share-based compensation program. Since the shares were subsequently sold to MoonLake, the corresponding Class C Ordinary Shares were canceled.

Note 12 — Net Loss per Share
The following table sets forth the loss per share calculations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss attributable to controlling interests shareholders	$(13,673,656)	$(9,004,856)

Denominator
Total weighted average number of outstanding shares	62,637,212	39,061,977

Net loss per share – basic and diluted	$(0.22)	$(0.23)
The weighted average number of shares used to calculate the net loss per share – basic for the three months ended March 31, 2024 excludes Class C Ordinary Shares as they do not carry economic rights.
If the ML Parties elected to convert all of their MoonLake AG Common Shares into Class A Ordinary Shares as of January 1, 2024, the weighted average number of shares outstanding would have been 63,676,412 for the three months ended March 31, 2024, resulting in a net loss per share of $(0.22). Upon conversion, all Class C Ordinary Shares would be forfeited and there would no longer be any noncontrolling interests.
Upon conversion, the Company's number of Class A Ordinary Shares outstanding would be 63,869,904 as of May 7, 2024, the date the unaudited condensed consolidated financial statements were issued.

Note 13 — Share-based Compensation
As of March 31, 2024 the Company had the following share-based compensation arrangements:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
a.Restricted Founder Shares (as defined below) – created in April 2021 by MoonLake AG (fully vested as of April 2023);
b.The Employee Share Participation Plan (“ESPP”) – created in July 2021 by MoonLake AG;
c.The Employee Stock Option Plan (“ESOP”) – created in July 2021 by MoonLake AG (fully vested as of January 2024);
d.MoonLake Immunotherapeutics 2022 Equity Incentive Plan ("EIP") – created in April 2022 by MoonLake Immunotherapeutics.

The purpose of the arrangements is to attract and retain the best available personnel and to provide participants with additional incentive to increase their efforts on behalf and in the best interest of the Company and its subsidiaries. The reference to “Common Shares” refers to shares in MoonLake AG.

MoonLake AG's compensation plans are settled with Common Shares, and with a number of Class C Ordinary Shares determined by multiplying the number of Common Shares by the Exchange Ratio. The owners of Common Shares have the right to exchange their Common Shares for a number of Class A Ordinary Shares derived using the Exchange Ratio. In the event MoonLake AG shareholders elect to exchange their Common Shares, such MoonLake AG shareholder forfeits a number of Class C Ordinary Shares equal to the number of Class A Ordinary Shares issued (refer to Note 11 — Shareholders’ Equity - Class C Ordinary Shares).

As of January 1, 2024, the Company executed the conversion of the majority of the outstanding ESOP awards into an equivalent number of EIP option awards that are settled with Class A Ordinary Shares, thereby eliminating the intermediary right to the exchange step noted above. From an accounting perspective, there is no underlying modification to the economic, control or legal rights of the awards, including vesting terms and conditions, exercise price and accounting classification. This is purely an administrative change as opposed to an accounting modification whereby the plan issuer is amended from MoonLake AG to MoonLake Immunotherapeutics. Consequently, there is no incremental fair value generated following the conversion and therefore no incremental expense recorded. Any remaining unvested compensation expense will be depleted over the remaining vesting period of the original awards, thereby resulting in no change to the consolidated financial statements.

As a result of this administrative conversion, the two main plans which remain active as of March 31, 2024 are the ESPP and EIP, whereas the Restricted Founder Shares and ESOP are fully vested as of April 2023 and January 2024, respectively.

For the three months ended March 31, 2024, the Company has recognized an increase in equity in the condensed consolidated balance sheet, and share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss of $1.7 million. The share-based compensation expense was driven by the aforementioned two main active share-based compensation plans and programs:

Compensation Plan	Three months ended March 31, 2024	Three months ended March 31, 2023
MoonLake AG Restricted Founder Shares	$—	$1,210,082
ESPP	717,302	1,056,954
ESOP	—	188,239
MoonLake Immunotherapeutics 2022 Equity Incentive Plan	959,906	121,912
Total share-based compensation expense	$1,677,208	$2,577,187
Of which: included in research and development expense	416,980	586,994
Of which: included in general and administrative expense	1,260,228	1,990,193

We expect that all future employee awards will be made under the EIP. As of March 31, 2024, 3,401,680 Class A Ordinary Shares from the authorized pool of 4,353,948 Class A Ordinary Shares remain available for future grants, and 853,875 and 98,393 Class A Ordinary Shares are reserved for issuance upon exercise of stock options granted under the EIP and ESOP, respectively. The latter relate to awards not yet subjected to the conversion described above.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
MoonLake AG - Restricted Founder Shares
On April 28, 2021, the shareholders’ agreement between the co-founders, the Series A investors and MoonLake AG imposed a reverse vesting condition on 90% of the total 110,000 Common Shares (the equivalent of 3,700,257 Class C Ordinary Shares) held by each of the three co-founders. Therefore, 99,000 Common Shares (the equivalent of 3,330,231 Class C Ordinary Shares) held by each of the co-founders were subject to these restrictions and considered unvested (the “Restricted Founder Shares”). The Restricted Founder Shares vested on the 28th of each month at a rate of 4.166% over a period of two years until April 28, 2023. In the event of a termination of the contractual relationship of the relevant co-founder before the end of the vesting period, MoonLake AG in first priority, or any third party designated by it, and the other shareholders in second priority pro rata to their shareholdings, had an option to purchase all or a pro rata portion of the leaver shares that remained unvested on the effective day of the termination at nominal value of CHF 0.10.

Grants awarded
Program	Restricted Founder Shares
Awards unvested as of January 1, 2023	1,110,078
Awards vested for the three months ended March 31, 2023	(832,558)
Awards unvested as of March 31, 2023	277,520
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

Grants awarded
Program	ESPP
Awards outstanding as of January 1. 2023	2,237,915
Awards granted for the three months ended March 31, 2023	—
Awards outstanding as of March 31, 2023	2,237,915
Of which vested as of March 31, 2023	676,743

Awards outstanding as of January 1, 2024	2,237,915
Awards granted for the three months ended March 31, 2024	—
Awards forfeited for the three months ended March 31, 2024[1]	(16,853)
Awards outstanding as of March 31, 2024	2,221,062
Awards vested as of March 31, 2024	1,680,892
As of March 31, 2024, MoonLake AG had $5.3 million of total unrecognized compensation expense related to the ESPP that will be recognized over the weighted average period of 1.80 years.

Employee Stock Option Plan (ESOP) 2021-2025 - MoonLake AG
1 Refer to Note 11 - Shareholders' Equity - Class C Ordinary Shares

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

Grants awarded
Program	ESOP
Awards issued as of January 1, 2023	466,770
Awards granted for the three months ended March 31, 2023	45,210
Awards issued as of March 31, 2023	511,980
Awards exercisable as of March 31, 2023	81,573

Awards issued as of January 1, 2024	585,078
Awards granted for the three months ended March 31, 2024	—
Awards converted from ESOP to EIP for the three months ended March 31, 2024	(486,685)
Awards issued as of March 31, 2024	98,393
Awards exercisable as of March 31, 2024	98,393

MoonLake Immunotherapeutics 2022 Equity Incentive Plan
On April 5, 2022 (the “Effective Date”) the Company created the Equity Incentive Plan to promote and closely align the interests of employees, officers, non-employee directors and other service providers of MoonLake Immunotherapeutics and its shareholders by providing share-based compensation and other performance-based compensation.

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

Grants awarded
Program	MoonLake Immunotherapeutics 2022 Equity Incentive Plan
Awards issued as of January 1, 2023	180,000
Additional awards granted for the three months ended March 31, 2023	—
Awards issued as of March 31, 2023	180,000
Awards exercisable as of March 31, 2023	—

Awards issued as of January 1, 2024	312,400
Awards granted for the three months ended March 31, 2024	54,790
Awards converted from ESOP to EIP for the three months ended March 31, 2024	486,685
Awards issued as of March 31, 2024	853,875
Awards exercisable as of March 31, 2024	212,745

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

Weighted average assumptions for the awards issued during the three months ended March 31, 2024
Estimated fair value of the option on the grant date using Black-Scholes model ($)	36.92
Exercise price ($)	53.54
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	4.6%
Expected dividend rate	—%
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

As of March 31, 2024, the Company had $8.6 million of total unrecognized compensation expense related to the Equity Incentive Plan that will be recognized over the weighted average period of 2.06 years.

Note 14 — Income Taxes
The Company's effective tax rate (“ETR”) was 0.5% for the three months ended March 31, 2024, and 0.1% for the three months ended March 31, 2023. The Company is not aware of any items that would cause the quarterly ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the Company's loss before income taxes and the income tax provision recorded was primarily attributable to the change in the valuation allowance. The Company continues to incur losses for the entities domiciled in the Cayman Island and Switzerland, and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not. A full valuation allowance has been recorded against the deferred tax asset.

Note 15 — Commitments and Contingencies

Commitments
The Company has entered into agreements as of March 31, 2024 primarily in regards to the clinical and non-clinical development services with contract research organizations ("CROs"), as well as supply and logistics services with contract manufacturing organizations ("CMOs"), for the advancement of SLK. As of March 31, 2024, the total committed expense under these agreements amounted to $61.3 million, of which $2.1 million are recognized under Prepaid expenses - current, $6.3 million are recognized under Prepaid expenses - non-current, and the rest remain unrecognized.

The Company's In-License Agreement with MHKDG includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($323.4 million using a March 31, 2024 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK Program, the Company, at its sole discretion, can terminate all or part of the SLK Program. As of March 31, 2024, the Company made a total of €7.5 million ($8.1 million using the then applicable exchange rates) in additional milestone payments.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

In addition, on May 12, 2023, MoonLake AG entered into an agreement with Research Cooperation Technologies, Inc. (“RCT”) and MHKDG, effective as of June 1, 2023, pursuant to which the Company was granted a royalty-bearing, nonexclusive, sublicensable right and license under RCT’s patents and know-how related to a manufacturing process using an underlying yeast strain, Pichia pastoris, to develop, manufacture, use, sell, offer for sale, and import and otherwise commercialize SLK on a world-wide basis, subject to certain restrictions. This agreement replaces the Company’s sublicense for similar rights under the In-License Agreement. In the aggregate, the Company is required to pay royalties within the range of low to mid-teen percent of net sales under the aforementioned agreements with MHKDG and RCT. Royalties will be recognized in the consolidated statements of operations and comprehensive loss when net sales are recognized.

Note 16 - Segment Information and Geographic Data
Long-lived assets, net of consisting of property and equipment, and operating lease right-of-use assets by geographical area as of March 31, 2024 are as follows:

Country	March 31, 2024	December 31, 2023
Switzerland	$819,237	$507,392
United Kingdom	2,476,610	2,704,555
Portugal	912,483	737,398
Total	$4,208,330	$3,949,345

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024, appearing elsewhere in this quarterly report (“Quarterly Report”) on Form 10-Q, and with MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024 (our “Annual Report”). Our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and presented in United States dollars ($).

References to “MoonLake”, “we”, “us”, “our”, “our Company”, “the Company” and “our business” refer to MoonLake Immunotherapeutics and its consolidated subsidiaries.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the following, are forward-looking statements: our future results of operations and financial position, our expectations regarding industry trends, the sufficiency of our cash and cash equivalents, the anticipated sources and uses of cash, the anticipated investments in our business, our business strategy, and the plans and objectives of management for future operations and capital expenditures, and other information referred to in the sections titled “Business” and “Risk Factors” in our Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “predict”, “potential”, “might”, “possible”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contains forward-looking statements that reflect our plans and strategy for our business and related financing. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, and in the section titled “Risk Factors” included in our Annual Report. These forward-looking statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to:

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•factors relating to our business, operations and financial performance, including, but not limited to:

•we are substantially dependent on the success of our novel tri-specific Nanobody®, Sonelokimab ("SLK," also known as M1095/ALX 0761), which we license from Merck Healthcare KGaA, Darmstadt, Germany, an affiliate of Merck KGaA, Darmstadt, Germany ("MHKDG");

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

•the impact of adverse business and economic conditions including inflationary pressures, general economic slowdown or a recession, relatively high interest rates, and changes in monetary policy, banking institution instability and the prospect of a shutdown of the U.S. federal government;

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

SLK is a proprietary Nanobody that was discovered by Ablynx N.V., Belgium, a Sanofi company (“Ablynx”), and previously studied by MHKDG and Avillion LLP under a 2017 co-development agreement. The terms “Nanobody” and “Nanobodies” used herewith are registered trademarks of Ablynx. Nanobodies are able to bind selectively to a specific antigen with high affinity. Nanobodies have a fraction of the molecular weight compared to traditional antibodies. They offer a number of potential advantages over traditional monoclonal antibodies, including the potential to create multivalent molecules with enhanced ability to penetrate inflamed tissue, especially when containing an additional albumin binding domain such as SLK, an easier manufacturing process and a higher thermostability.

We currently develop SLK in inflammatory diseases in dermatology and rheumatology where the pathophysiology is known to be driven by IL-17A and IL-17F. This group of diseases comprises our initial target diseases, hidradenitis suppurativa (“HS”) and psoriatic arthritis (“PsA”), and several other inflammatory conditions, including axial spondyloarthritis (“axSpA”), palmoplantar pustulosis (“PPP”) and psoriasis (“PsO”). Our initial target diseases affect millions of people worldwide, and we believe there is a need for improved treatment options. We believe that SLK has a differentiated mechanism of action and that its purposefully designed molecular characteristics, including its small size and its albumin binding site, facilitate deep tissue penetration in the skin and joints. We envision SLK as a key therapeutic alternative in our initial target indications and potentially in multiple other IL-17 driven inflammatory conditions.

In May 2022, we initiated a Phase 2b trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in June 2023, we announced positive top-line results from this trial, which met its primary endpoint of Hidradenitis Suppurativa Clinical Response (“HiSCR”) 75. In October 2023, we announced positive 24-week top-line results showing that the maintenance treatment with SLK led to further improvements in HiSCR75 response rates and other clinically relevant outcomes in patients with moderate-to-severe HS. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the U.S. Food and Drug Administration (“FDA”), as well as positive feedback from our interactions with the E.U. European Medicines Agency (“EMA”), with both regulatory bodies unanimously supporting our proposed approach for advancing our Phase 3 program of SLK in HS. Building on the robust clinical data generated to date, we expect to commence Phase 3 clinical trials in HS in the second quarter of 2024.

In December 2022, we initiated a Phase 2b trial in patients with active PsA (the ARGO trial (M1095-PSA-201)), and in November 2023, we announced positive top-line results from this trial, which met its primary endpoint of American College of Rheumatology (“ACR”) 50. In March 2024, we announced positive 24-week data from the ARGO trial in PsA showing that continued treatment with SLK led to significant improvements across all key outcomes. We expect to hold end-of-Phase 2 interactions with the FDA and the EMA in mid-2024 and to commence Phase 3 clinical trials in PsA in the second half of 2024.

In March 2024, we announced plans to commence an additional Phase 3 clinical trial of SLK in juvenile HS, and Phase 2 clinical trials in PPP and axSpA. We expect these trials to commence in the second half of 2024.

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

As of March 31, 2024, we had $458.4 million of cash and cash equivalents. Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities, together amounting to $547.1 million, will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2026.

Equity Offerings
At-the-Market Offerings
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

On August 31, 2023, we entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement” and together with the May 2023 Sales Agreement, the “Sales Agreements”), through which we could issue and sell up to $350,000,000 of our Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023.

For the year ended December 31, 2023, we sold 1,070,818 Class A Ordinary Shares through the Sales Agreements for gross proceeds of $47 million. In the three months ended March 31, 2024, we sold 914,828 Class A Ordinary Shares under the August 2023 Sales Agreement at a weighted average share price of $58.31, for aggregate net proceeds of approximately $52.5 million, after deducting sales agent's commissions and transaction costs . As of March 31, 2024, the total number of shares sold under the August 2023 ATM Sales Agreement is 1,440,752 for total gross proceeds of $85.0 million.

Public Offering of Class A Ordinary Shares
On June 27, 2023, we entered into an underwriting agreement with Leerink Partners and Guggenheim Securities LLC as the representatives of the underwriters named therein to issue and sell 8,000,000 Class A Ordinary Shares at a public offering price of $50.00 per share (the “Offering”). In addition, we granted the underwriters an option for a period of 30 days to purchase up to an additional 1,200,000 Class A Ordinary Shares at the public offering price less the underwriting discounts and commissions (the “Option”), and such Option was exercised in full by the underwriters.

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

On March 8, 2024, we executed a similar transaction as a two-step process: (i) we acquired 501 Moonlake AG Common Shares held in treasury through a share purchase and assignment agreement ($0.8 million) and (ii) we contributed an additional $150.0 million of funds to MoonLake AG's capital reserves through a cash contribution. A stamp duty tax of $1.6 million was levied on the capital contribution which we have classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction. The aforementioned increase in treasury shares occurred during the three months ended March 31, 2024 as a result of an employee termination entitling MoonLake AG to repurchase such employee's unvested shares (501 MoonLake AG Common Shares and 16,853 Class C Ordinary Shares) previously awarded as part of a share-based compensation program. Since the shares were subsequently sold to MoonLake, the corresponding Class C Ordinary Shares were canceled.

Financial Operations Overview
Revenue

To date, we have not generated any revenue from product sales. If our development efforts for SLK are successful and result in regulatory approval or new license agreements with third parties, we may generate revenue in the future from product sales or milestone payments. However, there can be no assurance as to when we will generate such revenue, if at all.
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

The successful development of SLK is highly uncertain. We expect to incur significant research and development expenses for the foreseeable future as we continue the development and manufacturing partnerships for SLK, conduct research activities and potentially expand our pipeline by pursuing additional indications for SLK or including new product candidates in our portfolio. We cannot determine with certainty the timing of initiation, the duration, or the completion costs of current or future research studies and clinical trials of SLK due to the inherently unpredictable nature of research activities and clinical development. Clinical development timelines, the probability of success and the development costs can differ materially from expectations. We anticipate that we will make determinations as to which indications to pursue and how much funding to direct to each indication on an ongoing basis in response to the results of ongoing and future research studies and clinical trials, regulatory developments, and our ongoing assessments as to each indication’s commercial potential. Our clinical development costs are expected to increase significantly with the commencement of our Phase 3 clinical trials.

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

These factors include:
•Building the leading efficacy and safety profile of SLK for patients — We expect to incur significant research and development expenses, and G&A expenses as we: (i) conduct and initiate further clinical trials for SLK including Phase 3 clinical trials in HS, PsA and juvenile HS and Phase 2 clinical trials in PPP and axSpA; (ii) seek regulatory approvals for SLK; (iii) make milestone and commercial payments under the In-License Agreement, dated April 29, 2021, by and between MoonLake AG and MHKDG (the "In-License Agreement") (based on regulatory filing acceptances, first commercial sales, and aggregate annual net sales); (iv) establish a sales, marketing and distribution infrastructure to commercialize SLK; (v) attract, hire and retain additional clinical, scientific, quality control, and administrative personnel; and (vi) add clinical, operational, financial and management information systems and personnel.

•Strengthening the differentiation elements for future SLK patients — In parallel with our clinical trials, we expect to incur additional research expenditures as we conduct non-clinical research to continue refining our understanding of SLK/nanobody biology and the potential impact in our selected therapeutic indications.
•Building our manufacturing and commercialization capabilities — We do not own or operate manufacturing facilities, and currently have no plans to establish any. We partner with third-party CMOs for both drug substance and finished drug product. We obtain our supplies from these manufacturers based on purchase orders. Therefore, we expect to incur research and development costs for the purchase of our supplies on an as needed basis to conduct our clinical trials. Technology transfers for drug substance and drug product to commercial scale CMOs have already been executed in 2022, but we may pursue additional technology transfers and process improvements. This is designed to allow us to scale up while SLK is in clinical development and advance potential commercial requirements. The improvement of our manufacturing capabilities will be important in driving efficiency, maintaining high standards of quality control, and ensuring that investigators, physicians, and patients have adequate access to our product candidates, if approved. We also plan to further invest in our commercial capabilities. In 2024, we started hiring dedicated personnel to our marketing, access and pricing functions and intend to continue building out this team to prepare for commercial launches of SLK in our target indications.
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
•Granting share-based compensation awards and vesting of existing plans — We expect to continue to grant awards to selected employees, directors and non-employees pursuant to the MoonLake Immunotherapeutics 2022 Equity Incentive Plan ("Equity Incentive Plan"). Further, we expect to continue to incur share-based compensation charges in connection with the above-mentioned plan and the vesting of awards made under MoonLake AG’s Employee Share Participation Plan (“ESPP”).

We also expect to incur additional legal, accounting, investor relations and other expenses associated with operating as a public company and as we continue to grow our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We expect our existing cash and cash equivalents to be sufficient to advance the development of SLK in multiple indications, including the above mentioned clinical trials in HS, PsA, juvenile HS, PPP and axSpA, and to submit a Biologics License Application for SLK. Clinical development involves a lengthy and expensive process with uncertain outcomes and is subject to risks described under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, including that our preclinical studies or clinical trials may not be conducted as planned or completed on schedule and may not satisfy the requirements of the FDA, EMA, or other comparable foreign regulatory authorities. If we are required to conduct additional preclinical studies or clinical trials of SLK beyond those that we currently contemplate, if we are delayed or unable to successfully complete clinical trials of SLK or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may require additional funding. Moreover, we will require additional capital to commercialize SLK and to discover, develop, obtain regulatory approval and commercialize any future product candidates, as applicable. We do not have any committed external source of funds. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like us, and broader macroeconomic factors, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, may preclude us from successfully raising additional capital.

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

Foreign Currency

Our functional currency is the U.S. dollar. Balances and transactions denominated in foreign currencies are converted as follows: monetary assets and liabilities are translated using exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities are translated at historical exchange rates. Revenue (if and when earned) and expenses are translated at the daily exchange rate on the respective transaction date.

Gain or losses from foreign currency translation are included in "other income, net" in the unaudited condensed consolidated statements of operations and comprehensive loss. We recognized a foreign currency transaction loss of $59,541 for the three months ended March 31, 2024. For the three months ended March 31, 2023, we recognized a foreign currency transaction gain of $171,809.

Results of Operations
Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Change	Change %

Operating expenses
Research and development	$(13,014,049)	$(7,415,097)	$(5,598,952)	75.5%
General and administrative	(6,806,440)	(5,516,469)	(1,289,971)	23.4%
Total operating expenses	(19,820,489)	(12,931,566)	(6,888,923)	53.3%
Operating loss	(19,820,489)	(12,931,566)	(6,888,923)	53.3%

Other income, net	5,915,220	723,589	5,191,631	717.5%
Loss before income tax	(13,905,269)	(12,207,977)	(1,697,292)	13.9%

Income tax expense	(70,252)	(11,010)	(59,242)	538.1%
Net loss	(13,975,521)	(12,218,987)	(1,756,534)	14.4%

Net unrealized gain on marketable securities and short term investments	182,273	24,472	157,801	644.8%
Actuarial gain (loss) on employee benefit plans	81,230	(42,144)	123,374	(292.7)%
Other comprehensive income (loss)	263,503	(17,672)	281,175	(1,591.0)%
Comprehensive loss	$(13,712,018)	$(12,236,659)	$(1,475,359)	12.1%
Research and Development

Research and development expenses were $13.0 million for the three months ended March 31, 2024, compared to $7.4 million for the three months ended March 31, 2023. The increase of $5.6 million primarily related to an increase of $3.9 million in expenses pertaining to clinical development trials with CROs for the upcoming commencement of the Phase 3 clinical trials in HS, an increase of $0.9 million related to supply and logistic services for clinical development trials, and an increase of $0.7 million in personnel-related costs to support the research and development effort.

General and Administrative
General and administrative expenses were $6.8 million for the three months ended March 31, 2024, compared to $5.5 million for the three months ended March 31, 2023. The increase of $1.3 million primarily related to an increase of $0.6 million in expenses for advisory services to support organizational growth and operating as a large-accelerated filer, an increase of $0.8 million in personnel-related costs to support organizational growth, an increase of $0.4 million in office expenses driven by the new leases for additional office space, and an increase of $0.2 million in market research expenses. The increases were partially offset by a decrease of $0.7 million in share-based compensation due to the restricted founder shares becoming fully vested in April 2023.

Other Income, Net

Other income, net was $5.9 million for the three months ended March 31, 2024, compared to $0.7 million for the three months ended March 31, 2023. The increase of $5.2 million primarily related to an increase of $5.5 million in realized interest on cash held in bank and cash investments in short-term marketable debt securities.
Income Tax Expense
Income tax expense was $70,252 for the three months ended March 31, 2024, compared to $11,010 for the three months ended March 31, 2023. The expense is related to corporate income tax of our U.K. and Portugal subsidiaries in 2024 and of our U.K subsidiary in 2023.
Other Comprehensive Income (Loss)

Other comprehensive income was $263,503 for the three months ended March 31, 2024, compared to other comprehensive loss of $17,672 for the three months ended March 31, 2023. The increase in income of $281,175 primarily related to an increase in net unrealized gain in short-term marketable debt securities of $157,801, and the actuarial gain on employee benefit plans of $123,374.

Liquidity and Capital Resources

We have no products approved for commercial sale, have not generated any revenue from product sales, and cannot guarantee when or if we will generate any revenue from product sales.

We anticipate a significant increase in our expenses and cash outflows from operations during the remainder of 2024 as we:
•contract with third parties, including CROs and CMOs, to support the planned clinical trials of SLK, including trials in HS, PsA, juvenile HS, PPP and axSpA;
•conduct other research and development activities related to SLK;
•prepare for regulatory filing and commercialization of SLK;
•attract, hire and retain additional management, scientific and administrative personnel;
•maintain, protect and expand our intellectual property portfolio, including patents, trade secrets and know how;
•implement operational, financial and management information systems; and
•continue operating as a public company.

For the three months ended March 31, 2024, we incurred a loss of $14.0 million, which includes non-cash items such as share-based compensation expense, and a cash outflow from operations of $14.9 million. As of March 31, 2024, we had a total of $547.1 million in cash, cash equivalents and short-term marketable securities. Based on our current operating plans, we believe our available cash, cash equivalents and short-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2026.
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
Cash Flows

The following table summarizes our cash flows for the periods indicated.

	For the three months ended
	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(14,948,375)	$(9,024,427)
Net cash (used in) provided by investing activities	(28,804,291)	19,648,532
Net cash provided by financing activities	50,977,905	—
Effect of movements in exchange rates on cash held	46,475	(535)
Net increase in cash and cash equivalents	$7,271,714	$10,623,570
Cash Flows from Operating Activities

We did not generate any cash inflows from our operating activities. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital requirements, and we have historically experienced negative cash flows from operating activities as we invested in clinical research and related development.

Net cash used in operating activities was $14.9 million and $9.0 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase of net cash used in operating activities of 5.9 million was primarily driven by the increase in operating loss of $1.8 million, the increase in cash paid for changes in prepaid expenses of 1.9 million, and the increase in cash paid for changes in trade and other payables of 1.9 million.
Cash Flows from Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities was $28.8 million, consisting predominantly of $87.7 million related to the purchase of short-term marketable debt securities, partially offset by $59.1 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months, and an increase of $0.8 million in unrealized interest pertaining to short-term marketable debt securities with original maturities less than three months. During the three months ended March 31, 2023, net cash provided by investing activities was $19.6 million related to the maturities of the principal of short-term marketable debt securities with original maturities longer than three months.
Cash Flows from Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities was $51.0 million consisting primarily of $52.5 million in net proceeds from the shares sold under the August 2023 Sales Agreement.

Contractual Obligations and Commitments
The following summarizes our significant contractual obligations and other obligations as of March 31, 2024, which we generally expect to satisfy with cash on hand:

	Total	Less than 1 year	1 to 5 Years	More than 5 years

Purchase obligations(1)	$61,286,050	$28,327,468	$32,958,582	$—
Lease commitments(2)	3,909,408	1,443,415	2,425,019	40,974
Total contractual obligations	$65,195,458	$29,770,883	$35,383,601	$40,974
____________
(1)   Purchase obligations refer to an agreement to purchase goods or services that is enforceable and legally binding on the Company that specifies all significant terms. The figures presented primarily relate to contractual commitments towards contract manufacturing and contract research organizations.
(2)   We have committed ourselves to four leases, with terms that commenced on November 1, 2021, October 9, 2023, October 13, 2023, and January 15, 2024. We have accounted for the office lease arrangements as operating leases under the guidance ASU 2016-02, Leases Topic 842 through the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024. The future lease commitments relate to the office leases for our headquarters in Zug, Switzerland, Cambridge, United Kingdom, and Porto, Portugal, and reflect minimum payments due.

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

Subsequent to the closing of the Business Combination, the fair value of each of MoonLake AG's Common Shares granted is determined based on the closing price of MoonLake's Class A Ordinary Shares as reported by Nasdaq on the date of grant and multiplied by the Exchange Ratio.

Determination of Fair Value – Share Option Awards

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the award, the risk-free interest rate and expected dividends.

We estimate our expected share price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of options granted has been determined based on the expected period that share-based awards are expected to be outstanding. The risk-free interest rate is determined by reference to the U.S. Treasury yield for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on MoonLake AG's Common Shares and do not expect to pay any cash dividends in the foreseeable future.
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

Recently Issued Accounting Pronouncements
Refer to Note 2 — Basis of Presentation and Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent it has been made, of their potential impact on our financial condition and our results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, we have cash and cash equivalents and short-term marketable securities of $547.1 million, which consist primarily of bank deposits, commercial papers and certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities permissible for investment. The primary objective of the investment activities is non-trading related and instead to preserve principal as well as maximizing income received without significantly increasing risk.

To minimize any inherent market risk, we maintain a diverse and highly liquid portfolio which includes cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities including certificates of deposits and commercial papers, all with various maturity dates. The fair value of the cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of these instruments. Since they are classified as “available-for-sale”, no gains or losses are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all such investments until maturity. A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial results or financial condition.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes.

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

As of March 31, 2024, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitations on Effectiveness of Controls and Procedures

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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