Form 10-Q
period 2024-06-30
MoonLake Immunotherapeutics
filed 2024-08-07
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, there were 62,888,637 Class A Ordinary Shares, $0.0001 par value (the "Class A Ordinary Shares"), and 995,267 Class C Ordinary Shares, $0.0001 par value (the "Class C Ordinary Shares"), issued and outstanding.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MOONLAKE IMMUNOTHERAPEUTICS
s
s

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in USD, except share data)

	June 30, 2024 (Unaudited)	December 31, 2023
Current assets
Cash and cash equivalents	$342,791,142	$451,169,337
Short-term marketable debt securities	177,008,400	59,838,900
Other receivables	1,676,813	1,056,862
Prepaid expenses - current	15,405,526	2,102,203
Total current assets	536,881,881	514,167,302

Non-current assets
Operating lease right-of-use assets	3,384,953	3,628,480
Property and equipment, net	481,705	320,865
Prepaid expenses - non-current	4,129,151	8,423,468
Total non-current assets	7,995,809	12,372,813
Total assets	$544,877,690	$526,540,115

Current liabilities
Trade and other payables	$5,142,853	$1,837,684
Short-term portion of operating lease liabilities	1,321,727	1,197,876
Accrued expenses and other current liabilities	5,817,384	6,930,120
Total current liabilities	12,281,964	9,965,680

Non-current liabilities
Long-term portion of operating lease liabilities	2,022,280	2,499,990
Pension liability	541,949	583,426
Total non-current liabilities	2,564,229	3,083,416
Total liabilities	14,846,193	13,049,096
Commitments and contingencies (Note 15)

Equity
Class A Ordinary Shares: $0.0001 par value; 500,000,000 shares authorized; 62,874,637 shares issued and outstanding as of June 30, 2024; 60,466,453 shares issued and outstanding as of December 31, 2023	6,287	6,047
Class C Ordinary Shares: $0.0001 par value; 100,000,000 shares authorized; 995,267 shares issued and outstanding as of June 30, 2024; 2,505,476 shares issued and outstanding as of December 31, 2023	100	251
Additional paid-in capital	671,998,583	609,969,236
Accumulated deficit	(154,598,140)	(116,657,472)
Accumulated other comprehensive income	3,256,907	2,357,621
Total shareholders’ equity	520,663,737	495,675,683
Noncontrolling interests	9,367,760	17,815,336
Total equity	530,031,497	513,491,019
Total liabilities and equity	$544,877,690	$526,540,115

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in USD, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$(23,662,147)	$(8,703,849)	$(36,676,194)	$(16,118,949)
General and administrative	(6,916,054)	(4,482,041)	(13,722,500)	(9,998,510)
Total operating expenses	(30,578,201)	(13,185,890)	(50,398,694)	(26,117,459)
Operating loss	(30,578,201)	(13,185,890)	(50,398,694)	(26,117,459)

Other income, net	5,898,148	842,652	11,813,372	1,566,242
Loss before income tax	(24,680,053)	(12,343,238)	(38,585,322)	(24,551,217)

Income tax expense	(78,701)	(10,149)	(148,953)	(21,157)
Net loss	$(24,758,754)	$(12,353,387)	$(38,734,275)	$(24,572,374)
Of which: net loss attributable to controlling interests shareholders	(24,267,012)	(10,139,279)	(37,940,668)	(19,144,135)
Of which: net loss attributable to noncontrolling interests shareholders	(491,742)	(2,214,108)	(793,607)	(5,428,239)

Net unrealized gain (loss) on marketable securities and short term investments	652,097	(415,225)	834,370	(390,753)
Actuarial gain (loss) on employee benefit plans	(76,479)	(16,336)	4,751	(58,481)
Other comprehensive income (loss)	575,618	(431,561)	839,121	(449,234)
Comprehensive loss	$(24,183,136)	$(12,784,948)	$(37,895,154)	$(25,021,608)
Comprehensive loss attributable to controlling interests shareholders	(23,703,201)	(10,488,185)	(37,118,908)	(19,505,667)
Comprehensive loss attributable to noncontrolling interests	(479,935)	(2,296,763)	(776,246)	(5,515,941)

Weighted-average number of Class A Ordinary Shares, basic and diluted	62,874,637	43,718,464	62,755,925	41,403,084
Basic and diluted net loss per share attributable to controlling interests shareholders	$(0.39)	$(0.23)	$(0.60)	$(0.46)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in USD, except share data)
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	38,977,600	$3,898	13,723,511	$1,373	$129,192,291	$(80,650,212)	$350,946	$48,898,296	$19,868,402	$68,766,698
Share-based compensation under the ESPP, ESOP, Equity Incentive Plan and reverse vesting of Restricted Founder Shares	—	—	—	—	1,875,992	—	—	1,875,992	701,195	2,577,187
Refund of stamp duty fees	—	—	—	—	3,517	—	—	3,517	1,406	4,923
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(9,004,856)	—	(9,004,856)	(3,214,131)	(12,218,987)
Other comprehensive income	—	—	—	—	—	—	(12,625)	(12,625)	(5,047)	(17,672)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	176,603	18	(176,603)	(18)	237,049	—	1,787	238,836	(238,836)	—
Balance at March 31, 2023	39,154,203	$3,916	13,546,908	$1,355	$131,308,849	$(89,655,068)	$340,108	$41,999,160	$17,112,989	$59,112,149
Share-based compensation under the ESPP, ESOP, Equity Incentive Plan and reverse vesting of Restricted Founder Shares	—	—	—	—	1,247,416	—	—	1,247,416	250,245	1,497,661
Issuance of Class A Ordinary Shares, net of transaction costs (Note 11)	9,744,894	974	—	—	451,284,119	—	—	451,285,093	—	451,285,093
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(10,139,279)	—	(10,139,279)	(2,214,108)	(12,353,387)
Other comprehensive loss	—	—	—	—	—	—	(348,906)	(348,906)	(82,655)	(431,561)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	4,587,713	459	(4,587,713)	(459)	5,709,595	—	43,922	5,753,517	(5,753,517)	—
Balance at June 30, 2023	53,486,810	$5,349	8,959,195	$896	$589,549,979	$(99,794,347)	$35,124	$489,797,001	$9,312,954	$499,109,955

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in USD, except share data)
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	60,466,453	$6,047	2,505,476	$251	$609,969,236	$(116,657,472)	$2,357,621	$495,675,683	$17,815,336	$513,491,019
Share-based compensation under the ESPP and Equity Incentive Plan	—	—	—	—	1,693,101	—	—	1,693,101	(15,893)	1,677,208
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(13,673,656)	—	(13,673,656)	(301,865)	(13,975,521)
Other comprehensive loss	—	—	—	—	—	—	257,949	257,949	5,554	263,503
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	1,493,356	149	(1,493,356)	(149)	10,536,980	—	76,603	10,613,583	(10,613,583)	—
Buyback of unvested MoonLake AG Common Shares by MoonLake AG into treasury following an employee contract termination (Note 11)	—	—	—	—	113,154	—	904	114,058	(114,108)	(50)
Capital injection from MoonLake to MoonLake AG (Note 11)	—	—	—	—	(4,667,196)	—	19	(4,667,177)	3,057,216	(1,609,961)
Cancellation of MoonLake Class C Ordinary Shares following an employee contract termination in MoonLake AG (Note 11)	—	—	(16,853)	(2)	2	—	—	—	—	—
Issuance of Class A Ordinary Shares, net of transaction costs (Note 11)	914,828	91	—	—	52,540,099	—	—	52,540,190	—	52,540,190
Balance at March 31, 2024	62,874,637	$6,287	995,267	$100	$670,185,376	$(130,331,128)	$2,693,096	$542,553,731	$9,832,657	$552,386,388
Share-based compensation under the ESPP and Equity Incentive Plan	—	—	—	—	1,813,207	—	—	1,813,207	15,038	1,828,245
Net loss for the three months ended June 30, 2024	—	—	—	—	—	(24,267,012)	—	(24,267,012)	(491,742)	(24,758,754)
Other comprehensive loss	—	—	—	—	—	—	563,811	563,811	11,807	575,618
Balance at June 30, 2024	62,874,637	$6,287	995,267	$100	$671,998,583	$(154,598,140)	$3,256,907	$520,663,737	$9,367,760	$530,031,497

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in USD)

(Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flow from operating activities
Net loss	$(38,734,275)	$(24,572,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50,925	6,579
Share-based compensation expense	3,505,453	4,074,848
Net periodic pension benefit (gain) cost for the qualified pension plan	(544)	(26,776)
Other non-cash items	505,120	103,794
Changes in operating assets and liabilities:
Other receivables	(619,951)	(402,638)
Operating lease right-of-use assets	(5,444)	—
Prepaid expenses	(9,009,006)	219,085
Trade and other payables	3,305,169	4,104,951
Operating lease liabilities	(723,489)	(78,270)
Accrued expenses and other current liabilities	(1,112,736)	(4,612,454)
Net cash flow used in operating activities	(42,838,778)	(21,183,255)

Cash flow from investing activities
Purchase of short-term marketable debt securities	(174,154,928)	—
Proceeds from maturities of short-term marketable debt securities	57,819,799	32,324,585
Purchase of property and equipment	(211,765)	—
Net cash flow used in investing activities	(116,546,894)	32,324,585

Cash flow from financing activities
Issuance of Class A Ordinary Shares, net of transaction costs (Note 11)	52,540,190	451,285,093
Stamp duty on capital injection from MoonLake to MoonLake AG (Note 11)	(1,562,235)	—
Buyback of unvested MoonLake AG Common Shares by MoonLake AG following an employee contract termination (Note 11)	(50)	—
Net cash flow provided by financing activities	50,977,905	451,285,093

Effect of movements in exchange rates on cash held	29,572	(145,053)
Net change in cash and cash equivalents	(108,378,195)	462,281,370

Cash and cash equivalents, beginning of period	451,169,337	39,505,627
Cash and cash equivalents, end of period	$342,791,142	$501,786,997

Supplementary disclosure of cash flow information:
Non-cash operating lease right-of-use assets obtained in exchange for lease obligations	$369,630	$—

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
In the opinion of management, all material adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the entire fiscal year or any other period. The unaudited condensed consolidated financial information for the three and six months ended June 30, 2024 and 2023 have been prepared on the same basis as and should be read in conjunction with MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report.

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
JUNE 30, 2024
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of June 30, 2024, the Company considers $59.9 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents. As of December 31, 2023, the Company considers $129.4 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents.
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
Net unrealized gains and losses on available-for-sale debt securities are excluded from the determination of earnings and are instead recognized in the “Accumulated other comprehensive income” component of equity until realized. Realized gains and losses on available-for-sale debt securities are computed based upon the historical cost of these securities, using the specific identification method.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Amounts in USD, except share and per share data)

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
Property and Equipment
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years. As of June 30, 2024, property and equipment, net relates to information technology, office equipment, and leasehold improvements.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
Share-Based Compensation
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

The fair value of the common stock granted under the ESPP (as defined in Note 13 — Share-based compensation) has historically been estimated by management with reference to the market-based transaction with its Series A investors, as there was no public market for the common stock.

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
Gains or losses from foreign currency translation are included in the consolidated statements of operations and comprehensive loss in "other income, net". The Company recognized foreign currency transaction loss of $39,293 and $98,834 for the three and six months ended June 30, 2024, respectively, and a foreign currency transaction gain of $108,844 and $280,652 for three and six months ended June 30, 2023, respectively.

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
JUNE 30, 2024
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
Pension Accounting
The Company accounts for pension assets and liabilities in accordance with ASC 715, Compensation – Retirement Benefits, which requires the recognition of the funded status of pension plans in the Company’s consolidated balance sheet. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method. The projected benefit obligation as of June 30, 2024 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service costs for such pension plans, represented in the net periodic pension benefit cost, are included in the personnel expenses of the various functions where the employees are engaged. The other components of net benefit cost are included in the consolidated statements of operations and comprehensive loss separately from the service cost component, in “other income, net.” Plan assets are recorded at their fair value.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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

MoonLake does not have any finance leases. As of June 30, 2024, the Company has four operating leases related to the office spaces located in (i) Dorfstrasse 29, 6300, Zug, Switzerland (comprised of two leases), (ii) 95 Regent Street, CB2 1AW, Cambridge, England, United Kingdom, and (iii) Rua Manuel Pinto de Azedevo 860, 4150-335, Porto, Portugal. The operating leases are recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses the incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments.

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

In December 2023, the FASB issued ASU 2023-09, Income taxes — Improvements to Income Taxes Disclosure. The purpose of this guidance is to enhance the transparency and usefulness of income tax disclosures and provide comprehensive income tax information, particularly in relation to rate reconciliation and income taxes paid in the U.S and foreign jurisdictions. It is effective for fiscal years beginning after December 15, 2024 and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
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

The Company incurred a loss of $38.7 million for the six months ended June 30, 2024. As of June 30, 2024, the Company’s current assets exceeded its current liabilities by $524.6 million.

As of June 30, 2024, the Company had $342.8 million of cash and cash equivalents. Based on the Company's current operating plan, management believes that the Company has sufficient capital to fund its operations and capital expenditures until the end of 2026.

Note 4 – Fair Value Measurements
The following table presents information about the Company's short-term marketable debt securities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	June 30, 2024		December 31, 2023
	Level 2	Total	Level 2	Total
Eurocommercial Papers	$177,887,700	$177,887,700	$109,608,915	$109,608,915
Certificates of Deposit	59,058,000	59,058,000	79,626,727	79,626,727
Total	$236,945,700	$236,945,700	$189,235,642	$189,235,642

Cash and accounts payable approximate their fair values as of June 30, 2024 and December 31, 2023, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs.

Note 5 – Investments
The fair value and amortized cost of investments in short-term marketable debt securities by major security type as of June 30, 2024 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$174,969,520	$2,918,180	$—	$177,887,700
Certificates of Deposit	58,420,956	637,044	—	59,058,000
Total	$233,390,476	$3,555,224	$—	$236,945,700

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

Of which classified within cash and cash equivalents	59,235,548	701,752	—	59,937,300
Of which classified within short-term marketable debt securities	174,154,928	2,853,472	—	177,008,400

The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets, and recognized in accumulated other comprehensive income:

Beginning balance, January 1, 2024	$2,720,854
Other comprehensive income before reclassifications	8,507,252
Amounts reclassified from accumulated other comprehensive income	(7,672,882)
Ending balance, June 30, 2024	$3,555,224

As of June 30, 2024, the Company’s marketable debt securities maturities are all due within one year.

Note 6 — Prepaid Expenses

Prepaid expenses - current	June 30, 2024	December 31, 2023
Non-clinical research and clinical development services	$8,208,290	$842,729
Supply and manufacturing services	4,294,317	1,205
Insurance	1,984,357	1,077,478
Other prepayments	918,562	180,791
Total	$15,405,526	$2,102,203

Prepaid expenses - non-current	June 30, 2024	December 31, 2023
Supply and manufacturing services	$4,129,151	$8,423,468
Total	$4,129,151	$8,423,468
Supply and manufacturing services, current and non-current, relate to advance payments made to a contract manufacturing organization pursuant to a manufacturing run reservation agreement for the commercial-scale manufacturing of SLK in 2025.

Note 7 — Trade and Other Payables

	June 30, 2024	December 31, 2023
Supply and manufacturing fees payable	$2,678,765	$553,459
Research and development services and license fees	2,021,478	911,454
Legal advisory fees payable	210,191	47,095
Consulting and advisory services	55,985	80,695
Other payables	176,434	244,981
Total	$5,142,853	$1,837,684

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

Note 8 — Accrued Expenses and Other Current Liabilities

	June 30, 2024	December 31, 2023
Research and development services and license fees	$2,115,244	$1,226,281
Bonuses and related employees compensation expenses	1,964,659	2,780,219
Supply and manufacturing services	820,897	1,603,739
Tax liabilities	618,983	367,976
Consultant and other fees	203,016	853,905
Legal fees	94,585	98,000
Total	$5,817,384	$6,930,120

Note 9 — Leases
In August 2021, the Company entered into an open-ended office lease agreement, effective November 1, 2021, to lease approximately 2,300 square feet of space on the last two floors of the building located at Dorfstrasse 29, 6300 Zug, Switzerland. The Company estimated the effective duration of the lease at inception and determined a period of 3 years, with expected expiration in November 2024. In December 2023, the contract was extended, leading to a new estimated effective duration of the lease period of 3 years, with expected expiration in January 2027.

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

The weighted average remaining lease term and weighted average discount rate for the operating leases as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in months)	33	39
Weighted average discount rate	4.8%	4.9%

The future minimum annual lease payments under these operating leases as of June 30, 2024 are as follows:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

Year ending December 31,	Amount
Remainder of fiscal 2024	$722,747
2025	1,445,489
2026	1,133,612
2027	92,711
2028	92,711
Thereafter	63,801
Total lease payments	3,551,071
Less imputed interest	(207,064)
Total lease liability	3,344,007
Less current portion of lease liability	(1,321,727)
Long-term portion operating lease liability	$2,022,280

The Company recorded lease expense related to its operating leases of $353,906 and $702,446 for the three and six months ended June 30, 2024, respectively, and $39,445 and $78,270 for the three and six months ended June 30, 2023, respectively. Operating cash outflows for amounts included in the measurement of lease liabilities was $724,596 and $78,270 for the six months ended June 30, 2024 and June 30, 2023, respectively.

Note 10 — Employee Benefit Plans
The Company operates a defined benefit pension plan in Switzerland (the "Plan”) and a defined contribution pension plan in the United Kingdom and Portugal, in accordance with local regulations and practices. As of June 30, 2024, the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment.
Components of Net Periodic Benefit Cost under the Plan

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Service cost	$68,238	$30,663	$139,355	$60,477
Interest cost	8,047	7,657	16,436	15,102
Expected return on plan assets	(14,718)	(9,127)	(30,058)	(18,002)
Amortization of unrecognized loss	2,502	—	5,111	—
Prior service credit recognized in current year	(2,478)	—	(5,059)	—
Total Net Periodic Benefit Cost	$61,591	$29,193	$125,785	$57,577
The components of net periodic benefit cost other than the service cost component are included in general and administrative expense in the Company's unaudited condensed consolidated statements of operations and comprehensive loss.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
Employer Contributions under the Plan
For the six months ended June 30, 2024, $126,341 (CHF 111,899) of contributions were made to the Plan. The Company presently anticipates contributing an additional estimated amount of $126,341 (CHF 111,899) to fund the Plan in 2024 for a total of $252,682 (CHF 223,798).

Note 11 — Shareholders’ Equity

	Class A Ordinary Shares(1)		Class C Ordinary Shares(1)		Total Number of Ordinary Shares
	Authorized	Issued	Authorized	Issued	Authorized	Issued and Outstanding
Balance at January 1, 2024	500,000,000	60,466,453	100,000,000	2,505,476	600,000,000	62,971,929
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	1,493,356	—	(1,493,356)	—	—
Issuance of Class A Ordinary Shares under the ATM facility	—	914,828	—	—	—	914,828
Cancellation of Class C shares following an employee contract termination in MoonLake AG	—	—	—	(16,853)	—	(16,853)
Balance at March 31, 2024	500,000,000	62,874,637	100,000,000	995,267	600,000,000	63,869,904
Balance at June 30, 2024	500,000,000	62,874,637	100,000,000	995,267	600,000,000	63,869,904
(1) Fully paid-in registered shares with a par value of $0.0001
Class A Ordinary Shares
On April 6, 2022, the Company's Class A Ordinary Shares began trading on The Nasdaq Capital Market ("Nasdaq") under the symbol “MLTX”. As of June 30, 2024, there were 62,874,637 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote per share.
Class C Ordinary Shares
As of June 30, 2024, there were 995,267 Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, with a par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
At the closing of the Business Combination, MoonLake, MoonLake AG and ML Party (as defined in Note 2 — Business Combination Agreement with Helix and Recapitlalization, included in MoonLake's audited financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report) into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would enjoy if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposes certain transfer and other restrictions on the ML Parties, (ii) provides for the waiver of certain statutory rights and (iii) establishes certain mechanics whereby MoonLake and each of the ML Parties are able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares equal to the Exchange Ratio (as defined in Note 3 — Basis of Presentation, included in MoonLake's audited financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report). The foregoing description of the A&R Shareholders' Agreement is not complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the A&R Shareholders' Agreement filed as an exhibit on the Company's Current Report on Form 8-K filed with the SEC on April 11, 2022.

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

During the three months ended June 30, 2024, there were no sales under the August 2023 Sales Agreement.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

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

Note 12 — Net Loss per Share
The following table sets forth the loss per share calculations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss attributable to controlling interests shareholders	$(24,267,012)	$(10,139,279)	$(37,940,668)	$(19,144,135)

Denominator
Total weighted average number of outstanding shares	62,874,637	43,718,464	62,755,925	41,403,084

Net loss per share – basic and diluted	$(0.39)	$(0.23)	$(0.60)	$(0.46)
The weighted average number of shares used to calculate the net loss per share – basic for the six months ended June 30, 2024 excludes Class C Ordinary Shares as they do not carry economic rights.
If the ML Parties elected to convert all of their MoonLake AG Common Shares into Class A Ordinary Shares as of January 1, 2024, the weighted average number of shares outstanding would have been 63,869,904 and 63,773,158 for the three and six months ended June 30, 2024, respectively, resulting in a net loss per share of $(0.39) and $(0.61), respectively. Upon conversion, all Class C Ordinary Shares would be forfeited and there would no longer be any noncontrolling interests.
Upon conversion, the Company's number of Class A Ordinary Shares outstanding would be 63,883,904 as of August 1, 2024, including the 14,000 Class A Ordinary Shares issued pursuant to stock options exercised subsequent to June 30, 2024 (please refer to Note 17 - Subsequent Events for more information).

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
Note 13 — Share-Based Compensation
As of June 30, 2024, the Company had the following share-based compensation arrangements:
a.Restricted Founder Shares (as defined below) – created in April 2021 by MoonLake AG (fully vested as of April 2023);
b.The Employee Share Participation Plan (“ESPP”) – created in July 2021 by MoonLake AG;
c.The Employee Stock Option Plan (“ESOP”) – created in July 2021 by MoonLake AG (fully vested as of January 2024);
d.MoonLake Immunotherapeutics 2022 Equity Incentive Plan ("Equity Incentive Plan") – created in April 2022 by MoonLake Immunotherapeutics.

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

As of January 1, 2024, the Company executed the conversion of the majority of the outstanding ESOP awards into an equivalent number of Equity Incentive Plan option awards that are settled with Class A Ordinary Shares, thereby eliminating the intermediary right to the exchange step noted above. From an accounting perspective, there is no underlying modification to the economic, control or legal rights of the awards, including vesting terms and conditions, exercise price and accounting classification. This is purely an administrative change as opposed to an accounting modification whereby the plan issuer is amended from MoonLake AG to MoonLake Immunotherapeutics. Consequently, there is no incremental fair value generated following the conversion and therefore no incremental expense recorded. Any remaining unvested compensation expense will be depleted over the remaining vesting period of the original awards, thereby resulting in no change to the consolidated financial statements.

As a result of this administrative conversion, the two main plans which remain active as of June 30, 2024 are the ESPP and Equity Incentive Plan, whereas the Restricted Founder Shares and ESOP are fully vested as of April 2023 and January 2024, respectively.

For the three and six months ended June 30, 2024, the Company has recognized an increase in equity in the condensed consolidated balance sheet, and share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss of $1.8 million and $3.5 million, respectively. The share-based compensation expense was driven by the aforementioned two main active share-based compensation plans and programs:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

Compensation Plan	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
MoonLake AG Restricted Founder Shares	$—	$364,218	$—	$1,574,300
ESPP	733,098	771,313	1,450,402	1,828,267
ESOP	—	171,058	—	359,297
Equity Incentive Plan	1,095,147	191,072	2,055,051	312,984
Total share-based compensation expense	$1,828,245	$1,497,661	$3,505,453	$4,074,848
Of which: included in research and development expense	520,373	301,104	937,351	888,098
Of which: included in general and administrative expense	1,307,872	1,196,557	2,568,102	3,186,750

We expect that all future employee awards will be made under the Equity Incentive Plan. As of June 30, 2024, 3,296,532 Class A Ordinary Shares from the authorized pool of 4,353,948 Class A Ordinary Shares remain available for future grants, and 959,023 and 98,393 Class A Ordinary Shares are reserved for issuance upon exercise of stock options granted under the Equity Incentive Plan and ESOP, respectively. The latter relate to awards not yet subjected to the conversion described above.

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

Grants awarded
Program	Restricted Founder Shares
Awards unvested as of January 1, 2023	1,110,078
Awards vested for the six months ended June 30, 2023	(1,110,078)
Awards unvested as of June 30, 2023	—
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

Grants awarded
Program	ESPP
Awards issued as of January 1 and June 30, 2023	2,237,915
Awards vested as of June 30, 2023	1,452,115

Awards issued as of January 1, 2024	2,237,915
Awards forfeited for the six months ended June 30, 2024[1]	(16,853)
Awards issued as of June 30, 2024	2,221,062
Awards vested as of June 30, 2024	1,754,359
As of June 30, 2024, MoonLake AG had $4.6 million of total unrecognized compensation expense related to the ESPP that will be recognized over the weighted average period of 1.55 years.

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

Grants awarded
Program	ESOP
Awards issued as of January 1, 2023	466,770
Awards granted for the six months ended June 30, 2023	55,100
Awards issued as of June 30, 2023	521,870
Awards exercisable as of June 30, 2023	186,593

Awards issued as of January 1, 2024	585,078
Awards converted from ESOP to Equity Incentive Plan for the six months ended June 30, 2024	(486,685)
Awards issued as of June 30, 2024	98,393
Awards exercisable as of June 30, 2024	98,393

MoonLake Immunotherapeutics 2022 Equity Incentive Plan
On April 5, 2022 (the “Effective Date”), the Company created the Equity Incentive Plan to promote and closely align the interests of employees, officers, non-employee directors and other service providers of MoonLake Immunotherapeutics and its shareholders by providing share-based compensation and other performance-based compensation.

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
JUNE 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
designated by the board of directors to administer the Equity Incentive Plan. The Equity Incentive Plan shall remain available for the grant of awards until the 10th anniversary of the Effective Date.

Grants awarded
Program	Equity Incentive Plan
Awards issued as of January 1, 2023	180,000
Awards granted for the six months ended June 30, 2023	56,485
Awards issued as of June 30, 2023	236,485
Awards exercisable as of June 30, 2023	60,000

Awards issued as of January 1, 2024	312,400
Awards granted for the six months ended June 30, 2024	159,938
Awards converted from ESOP to Equity Incentive Plan for the six months ended June 30, 2024	486,685
Awards issued as of June 30, 2024	959,023
Awards exercisable as of June 30, 2024	366,718

Weighted average assumptions for the awards issued during the six months ended June 30, 2024
Estimated fair value of the option on the grant date using Black-Scholes model ($)	31.66
Exercise price ($)	45.91
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	4.6%
Expected dividend rate	—%
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

As of June 30, 2024, the Company had $10.5 million of total unrecognized compensation expense related to the Equity Incentive Plan that will be recognized over the weighted average period of 2.04 years.

Note 14 — Income Taxes
The Company's effective tax rate (“ETR”) was 0.3% and 0.4% for the three and six months ended June 30, 2024, respectively, and 0.1% and 0.1% for the three and six months ended June 30, 2023, respectively. The Company is not aware of any items that would cause the quarterly ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the Company's loss before income taxes and the income tax provision recorded was primarily attributable to the change in the valuation allowance. The Company continues to incur losses for the entities domiciled in the Cayman Island and Switzerland, and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not. A full valuation allowance has been recorded against the deferred tax asset.

Note 15 — Commitments and Contingencies

Commitments
The Company has entered into agreements as of June 30, 2024 primarily in regards to the clinical and non-clinical development services with contract research organizations ("CROs"), as well as supply and logistics services with

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
contract manufacturing organizations ("CMOs"), for the advancement of SLK. As of June 30, 2024, the total committed expense under these agreements amounted to $125.5 million, of which $5.9 million are recognized under Prepaid expenses - current, $4.1 million are recognized under Prepaid expenses - non-current, and the rest remain unrecognized.

The Company's In-License Agreement with MHKDG includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($320.6 million using a June 30, 2024 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK Program, the Company, at its sole discretion, can terminate all or part of the SLK Program. As of June 30, 2024, the Company made a total of €7.5 million ($8.1 million using the then applicable exchange rates) in additional milestone payments.

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

Note 16 - Segment Information and Geographic Data
The Company operates as a single operating segment. Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets by geographical area as of June 30, 2024 are as follows:

Country	June 30, 2024	December 31, 2023
Switzerland	$750,410	$507,392
United Kingdom	2,245,947	2,704,555
Portugal	870,301	737,398
Total	$3,866,658	$3,949,345

Note 17 - Subsequent Events
On July 23, 2024 and July 24, 2024, certain participants exercised their stock options under the Equity Incentive Plan for an aggregate of 14,000 Class A Ordinary Shares. Please refer to Note 13 - Share-based compensation for more information regarding the share-based compensation plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, appearing elsewhere in this quarterly report (“Quarterly Report”) on Form 10-Q, and with MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024 (our “Annual Report”). Our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and presented in United States dollars ($).

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

In May 2022, we initiated a Phase 2b trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in June 2023, we announced positive top-line results from this trial, which met its primary endpoint of Hidradenitis Suppurativa Clinical Response (“HiSCR”) 75. In October 2023, we announced positive 24-week top-line results showing that the maintenance treatment with SLK led to further improvements in HiSCR75 response rates and other clinically relevant outcomes in patients with moderate-to-severe HS. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the U.S. Food and Drug Administration (“FDA”), as well as positive feedback from our interactions with the E.U. European Medicines Agency (“EMA”), with both regulatory bodies unanimously supporting our proposed approach for advancing our Phase 3 program of SLK in HS. In May 2024, we announced the screening of the first patients in our Phase 3 program of SLK in HS.

In December 2022, we initiated a Phase 2b trial in patients with active PsA (the ARGO trial (M1095-PSA-201)), and in November 2023, we announced positive top-line results from this trial, which met its primary endpoint of American College of Rheumatology (“ACR”) 50. In March 2024, we announced positive 24-week data from the ARGO trial in PsA showing that continued treatment with SLK led to significant improvements across all key outcomes. In June 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies unanimously supporting our proposed approach for advancing our Phase 3 program of SLK in PsA. We expect to commence Phase 3 clinical trials in PsA in the second half of 2024.

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

As of June 30, 2024, we had $342.8 million of cash and cash equivalents. Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities, together amounting to $519.8 million, will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2026.

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

On June 27, 2023, we reduced the maximum aggregate offering amount of our Class A Ordinary Shares that could be issued and sold under the May 2023 Sales Agreement to $0 and no longer intend to sell Class A Ordinary Shares under the May 2023 Sales Agreement unless we file a further prospectus supplement indicating an amount of shares proposed to be sold.

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

For the year ended December 31, 2023, we sold 1,070,818 Class A Ordinary Shares through the Sales Agreements for net proceeds of $46 million, after deducting sales agent's commission and transaction costs. In the three months ended March 31, 2024, we sold 914,828 Class A Ordinary Shares under the August 2023 Sales Agreement at a weighted average share price of $58.31, for aggregate net proceeds of approximately $53 million. In the three months ended June 30, 2024, there were no sales under the August 2023 Sales Agreement. As of June 30, 2024, the total number of shares sold under the August 2023 ATM Sales Agreement was 1,440,752 for total net proceeds of $84 million.

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

Gains or losses from foreign currency translation are included in "other income, net" in the unaudited condensed consolidated statements of operations and comprehensive loss. We recognized a foreign currency transaction loss of $39,293 and $98,834 for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, we recognized a foreign currency transaction gain of $108,844 and $280,652, respectively.

Results of Operations
Comparison of the three months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Change	Change %

Operating expenses
Research and development	$(23,662,147)	$(8,703,849)	$(14,958,298)	171.9%
General and administrative	(6,916,054)	(4,482,041)	(2,434,013)	54.3%
Total operating expenses	(30,578,201)	(13,185,890)	(17,392,311)	131.9%
Operating loss	(30,578,201)	(13,185,890)	(17,392,311)	131.9%

Other income, net	5,898,148	842,652	5,055,496	600.0%
Loss before income tax	(24,680,053)	(12,343,238)	(12,336,815)	99.9%

Income tax expense	(78,701)	(10,149)	(68,552)	675.4%
Net loss	(24,758,754)	(12,353,387)	(12,405,367)	100.4%

Net unrealized gain (loss) on marketable securities and short term investments	652,097	(415,225)	1,067,322	(257.0)%
Actuarial loss on employee benefit plans	(76,479)	(16,336)	(60,143)	368.2%
Other comprehensive income (loss)	575,618	(431,561)	1,007,179	(233.4)%
Comprehensive loss	$(24,183,136)	$(12,784,948)	$(11,398,188)	89.2%
Research and Development

Research and development expenses were $23.7 million for the three months ended June 30, 2024, compared to $8.7 million for the three months ended June 30, 2023. The increase of $15.0 million primarily related to an increase of $9.4 million in expenses pertaining to clinical development trials with CROs for the commencement of the Phase 3 clinical trials in HS, an increase of $4.0 million related to supply and logistic services for clinical development trials, an increase of $1.4 million and $0.5 million in personnel-related costs and consulting expenses, respectively, to support the research and development effort.

General and Administrative
General and administrative expenses were $6.9 million for the three months ended June 30, 2024, compared to $4.5 million for the three months ended June 30, 2023. The increase of $2.4 million primarily related to an increase of $1.0 million in expenses for advisory and professional services to support organizational growth and operating as a large-accelerated filer, and an increase of $0.8 million in personnel-related costs to support organizational growth.

Other Income, Net

Other income, net was $5.9 million for the three months ended June 30, 2024, compared to $0.8 million for the three months ended June 30, 2023. The increase of $5.1 million primarily related to an increase of $5.3 million in realized interest on cash held in bank and cash investments in short-term marketable debt securities.
Income Tax Expense
Income tax expense was $78,701 for the three months ended June 30, 2024, compared to $10,149 for the three months ended June 30, 2023. The expense is related to corporate income tax of our U.K. and Portugal subsidiaries in 2024 and of our U.K subsidiary in 2023.
Other Comprehensive Income (Loss)

Other comprehensive income was $0.6 million for the three months ended June 30, 2024, compared to other comprehensive loss of $0.4 million for the three months ended June 30, 2023. The increase in income of $1.0 million primarily related to an increase in net unrealized gain in short-term marketable debt securities of $1.1 million.

Comparison of the six months ended June 30, 2024 and 2023

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Change	Change %

Operating expenses
Research and development	$(36,676,194)	$(16,118,949)	$(20,557,245)	127.5%
General and administrative	(13,722,500)	(9,998,510)	(3,723,990)	37.2%
Total operating expenses	(50,398,694)	(26,117,459)	(24,281,235)	93.0%
Operating loss	(50,398,694)	(26,117,459)	(24,281,235)	93.0%

Other income, net	11,813,372	1,566,242	10,247,130	654.2%
Loss before income tax	(38,585,322)	(24,551,217)	(14,034,105)	57.2%

Income tax expense	(148,953)	(21,157)	(127,796)	604.0%
Net loss	(38,734,275)	(24,572,374)	(14,161,901)	57.6%

Net unrealized gain (loss) on marketable securities and short term investments	834,370	(390,753)	1,225,123	(313.5)%
Actuarial gain (loss) on employee benefit plans	4,751	(58,481)	63,232	(108.1)%
Other comprehensive income (loss)	839,121	(449,234)	1,288,355	(286.8)%
Comprehensive loss	$(37,895,154)	$(25,021,608)	$(12,873,546)	51.4%

Research and Development

Research and development expenses were $36.7 million for the six months ended June 30, 2024, compared to $16.1 million for the six months ended June 30, 2023. The increase of $20.6 million primarily related to an increase of $13.3 million in expenses pertaining to clinical development trials with CROs for the commencement of the Phase 3 clinical trials in HS, an increase of $4.8 million related to supply and logistic services for clinical development trials, and an increase of $2.1 million and $0.7 million in personnel-related costs and consulting expenses, respectively, to support the research and development effort.

General and Administrative
General and administrative expenses were $13.7 million for the six months ended June 30, 2024, compared to $10.0 million for the six months ended June 30, 2023. The increase of $3.7 million primarily related to an increase of $1.6 million in personnel-related costs to support organizational growth, an increase of $1.9 million in expenses for advisory and professional services to support organizational growth and operating as a large-accelerated filer, and an increase of $0.7 million in office expenses driven by the new leases for additional office space. The increases were partially offset by a decrease of $0.6 million in share-based compensation due to the restricted founder shares becoming fully vested in April 2023.
Other Income, Net

Other income, net was $11.8 million for the six months ended June 30, 2024, compared to $1.6 million for the six months ended June 30, 2023. The increase of $10.2 million primarily related to an increase of $10.8 million in realized interest on cash held in bank and cash investments in short-term marketable debt securities, and a decrease of $1.1 million in realized currency losses. The increases were partially offset by a decrease of $1.6 million in realized currency gains.
Income Tax Expense
Income tax expense was $148,953 for the six months ended June 30, 2024, compared to $21,157 for the six months ended June 30, 2023. The expense is related to corporate income tax of our U.K. and Portugal subsidiaries in 2024 and of our U.K subsidiary in 2023.
Other Comprehensive Income (Loss)

Other comprehensive income was $0.8 million for the six months ended June 30, 2024, compared to other comprehensive loss of $0.5 million for the six months ended June 30, 2023. The increase in income of $1.3 million primarily related to an increase in net unrealized gain in short-term marketable debt securities of $1.2 million.

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

For the six months ended June 30, 2024, we incurred a loss of $38.7 million, which includes non-cash items such as share-based compensation expense, and a cash outflow from operations of $42.8 million. As of June 30, 2024, we had a total of $519.8 million in cash, cash equivalents and short-term marketable securities. Based on our current operating plans, we believe our available cash, cash equivalents and short-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2026.
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
Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Six Months Ended
	June 30, 2024	June 30, 2023
Net cash used in operating activities	$(42,838,778)	$(21,183,255)
Net cash (used in) provided by investing activities	(116,546,894)	32,324,585
Net cash provided by financing activities	50,977,905	451,285,093
Effect of movements in exchange rates on cash held	29,572	(145,053)
Net (decrease) increase in cash and cash equivalents	$(108,378,195)	$462,281,370
Cash Flows from Operating Activities

We did not generate any cash inflows from our operating activities. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital requirements, and we have historically experienced negative cash flows from operating activities as we invested in clinical research and related development.

Net cash used in operating activities was $42.8 million and $21.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase of net cash used in operating activities of $21.6 million was primarily driven by the increase in operating loss of $14.2 million, the increase in cash paid for changes in prepaid expenses of $9.2 million, and the decrease in cash from changes in trade and other payables of $0.8 million. The increases were partially offset by a decrease in cash paid for changes in accrued expenses and other current liabilities of $3.5 million.

Cash Flows from Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities was $116.5 million, consisting predominantly of $174.2 million related to the purchase of short-term marketable debt securities, partially offset by $57.8 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months. During the six months ended June 30, 2023, net cash provided by investing activities was $32.3 million and related to the maturities of the principal of short-term marketable debt securities with original maturities longer than three months.
Cash Flows from Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities was $51.0 million consisting primarily of $52.5 million in net proceeds from the shares sold under the August 2023 Sales Agreement.

Contractual Obligations and Commitments
The following summarizes our significant contractual obligations and other obligations as of June 30, 2024, which we generally expect to satisfy with cash on hand:

	Total	Less than 1 year	1 to 5 Years	More than 5 years

Purchase obligations(1)	$125,545,993	$83,002,379	$42,543,614	$—
Lease commitments(2)	3,551,071	1,445,489	2,088,135	17,447
Total contractual obligations	$129,097,064	$84,447,868	$44,631,749	$17,447
____________
(1)   Purchase obligations refer to an agreement to purchase goods or services that is enforceable and legally binding on the Company that specifies all significant terms. The figures presented primarily relate to contractual commitments towards contract manufacturing and contract research organizations.
(2)   We have committed ourselves to four leases, with terms that commenced on November 1, 2021, October 9, 2023, October 13, 2023, and January 15, 2024. We have accounted for the office lease arrangements as operating leases under the guidance ASU 2016-02, Leases Topic 842 through the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024. The future lease commitments relate to the office leases for our headquarters in Zug, Switzerland, Cambridge, United Kingdom, and Porto, Portugal, and reflect minimum payments due.

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
Share-Based Compensation

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, we have cash and cash equivalents and short-term marketable securities of $519.8 million, which consist primarily of bank deposits, commercial papers and certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities permissible for investment. The primary objective of the investment activities is non-trading related and instead to preserve principal as well as maximizing income received without significantly increasing risk.

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

As of June 30, 2024, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	August 7, 2024	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	August 7, 2024	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)