Form 10-Q
period 2024-09-30
MoonLake Immunotherapeutics
filed 2024-11-07
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 63,063,929 Class A Ordinary Shares, $0.0001 par value (the "Class A Ordinary Shares"), and 841,269 Class C Ordinary Shares, $0.0001 par value (the "Class C Ordinary Shares"), issued and outstanding.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MOONLAKE IMMUNOTHERAPEUTICS
s
s

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in USD, except share data)

	September 30, 2024 (Unaudited)	December 31, 2023
Current assets
Cash and cash equivalents	$375,656,291	$451,169,337
Short-term marketable debt securities	118,268,400	59,838,900
Other receivables	2,407,062	1,056,862
Prepaid expenses - current	15,984,425	2,102,203
Total current assets	512,316,178	514,167,302

Non-current assets
Operating lease right-of-use assets	3,251,197	3,628,480
Property and equipment, net	581,378	320,865
Prepaid expenses - non-current	2,064,575	8,423,468
Total non-current assets	5,897,150	12,372,813
Total assets	$518,213,328	$526,540,115

Current liabilities
Trade and other payables	$10,710,603	$1,837,684
Short-term portion of operating lease liabilities	1,444,893	1,197,876
Accrued expenses and other current liabilities	7,925,524	6,930,120
Total current liabilities	20,081,020	9,965,680

Non-current liabilities
Long-term portion of operating lease liabilities	1,935,709	2,499,990
Pension liability	694,959	583,426
Total non-current liabilities	2,630,668	3,083,416
Total liabilities	22,711,688	13,049,096
Commitments and contingencies (Note 15)

Equity
Class A Ordinary Shares: $0.0001 par value; 500,000,000 shares authorized; 63,046,025 shares issued and outstanding as of September 30, 2024; 60,466,453 shares issued and outstanding as of December 31, 2023	6,305	6,047
Class C Ordinary Shares: $0.0001 par value; 100,000,000 shares authorized; 841,269 shares issued and outstanding as of September 30, 2024; 2,505,476 shares issued and outstanding as of December 31, 2023	84	251
Additional paid-in capital	675,343,443	609,969,236
Accumulated deficit	(189,988,477)	(116,657,472)
Accumulated other comprehensive income	2,833,970	2,357,621
Total shareholders’ equity	488,195,325	495,675,683
Noncontrolling interests	7,306,315	17,815,336
Total equity	495,501,640	513,491,019
Total liabilities and equity	$518,213,328	$526,540,115

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in USD, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$(35,735,514)	$(7,585,136)	$(72,411,709)	$(23,704,087)
General and administrative	(7,376,495)	(5,391,607)	(21,099,001)	(15,390,117)
Total operating expenses	(43,112,009)	(12,976,743)	(93,510,710)	(39,094,204)
Operating loss	(43,112,009)	(12,976,743)	(93,510,710)	(39,094,204)

Other income, net	7,089,691	1,386,313	18,903,070	2,952,557
Loss before income tax	(36,022,318)	(11,590,430)	(74,607,640)	(36,141,647)

Income tax expense	(92,106)	(28,923)	(241,059)	(50,080)
Net loss	$(36,114,424)	$(11,619,353)	$(74,848,699)	$(36,191,727)
Of which: net loss attributable to controlling interests shareholders	(35,390,337)	(9,426,049)	(73,331,005)	(28,570,184)
Of which: net loss attributable to noncontrolling interests shareholders	(724,087)	(2,193,304)	(1,517,694)	(7,621,543)

Net unrealized gain (loss) on marketable securities and short term investments	(325,510)	3,437,291	508,860	3,046,538
Actuarial gain (loss) on employee benefit plans	(115,629)	39,157	(110,878)	(19,323)
Other comprehensive income (loss)	(441,139)	3,476,448	397,982	3,027,215
Comprehensive loss	$(36,555,563)	$(8,142,905)	$(74,450,717)	$(33,164,512)
Comprehensive loss attributable to controlling interests shareholders	(35,822,526)	(6,590,259)	(72,941,435)	(26,095,926)
Comprehensive loss attributable to noncontrolling interests	(733,037)	(1,552,646)	(1,509,282)	(7,068,586)

Weighted-average number of Class A Ordinary Shares, basic and diluted	62,896,782	53,517,655	62,803,220	45,485,650
Basic and diluted net loss per share attributable to controlling interests shareholders	$(0.56)	$(0.18)	$(1.17)	$(0.63)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in USD, except share data)
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	38,977,600	$3,898	13,723,511	$1,373	$129,192,291	$(80,650,212)	$350,946	$48,898,296	$19,868,402	$68,766,698
Share-based compensation under the ESPP, ESOP, Equity Incentive Plan and reverse vesting of Restricted Founder Shares	—	—	—	—	1,875,992	—	—	1,875,992	701,195	2,577,187
Refund of stamp duty fees	—	—	—	—	3,517	—	—	3,517	1,406	4,923
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(9,004,856)	—	(9,004,856)	(3,214,131)	(12,218,987)
Other comprehensive loss	—	—	—	—	—	—	(12,625)	(12,625)	(5,047)	(17,672)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	176,603	18	(176,603)	(18)	237,049	—	1,787	238,836	(238,836)	—
Balance at March 31, 2023	39,154,203	$3,916	13,546,908	$1,355	$131,308,849	$(89,655,068)	$340,108	$41,999,160	$17,112,989	$59,112,149
Share-based compensation under the ESPP, ESOP, Equity Incentive Plan and reverse vesting of Restricted Founder Shares	—	—	—	—	1,247,416	—	—	1,247,416	250,245	1,497,661
Issuance of Class A Ordinary Shares, net of transaction costs (Note 11)	9,744,894	974	—	—	451,284,119	—	—	451,285,093	—	451,285,093
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(10,139,279)	—	(10,139,279)	(2,214,108)	(12,353,387)
Other comprehensive loss	—	—	—	—	—	—	(348,906)	(348,906)	(82,655)	(431,561)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	4,587,713	459	(4,587,713)	(459)	5,709,595	—	43,922	5,753,517	(5,753,517)	—
Balance at June 30, 2023	53,486,810	$5,349	8,959,195	$896	$589,549,979	$(99,794,347)	$35,124	$489,797,001	$9,312,954	$499,109,955
Share-based compensation under the equity incentive plan ESPP, ESOP, and 2022 MoonLake Immunotherapeutics Equity Incentive Plan	—	—	—	—	1,238,144	—	—	1,238,144	187,507	1,425,651
Net loss for the three months ended September 30, 2023	—	—	—	—	—	(9,426,049)	—	(9,426,049)	(2,193,304)	(11,619,353)
Other comprehensive income	—	—	—	—	—	—	2,835,790	2,835,790	640,658	3,476,448
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	74,678	7	(74,678)	(7)	545,591	—	3,149	548,740	(548,740)	—
Capital injection from MoonLake to MoonLake AG (Note 11)	—	—	—	—	(60,061,761)	—	1,135	(60,060,626)	57,310,111	(2,750,515)
Balance at September 30, 2023	53,561,488	$5,356	8,884,517	$889	$531,271,953	$(109,220,396)	$2,875,198	$424,933,000	$64,709,186	$489,642,186

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in USD, except share data)
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	60,466,453	$6,047	2,505,476	$251	$609,969,236	$(116,657,472)	$2,357,621	$495,675,683	$17,815,336	$513,491,019
Share-based compensation under the ESPP and Equity Incentive Plan	—	—	—	—	1,693,101	—	—	1,693,101	(15,893)	1,677,208
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(13,673,656)	—	(13,673,656)	(301,865)	(13,975,521)
Other comprehensive income	—	—	—	—	—	—	257,949	257,949	5,554	263,503
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	1,493,356	149	(1,493,356)	(149)	10,536,980	—	76,603	10,613,583	(10,613,583)	—
Buyback of unvested MoonLake AG Common Shares by MoonLake AG into treasury following an employee contract termination (Note 11)	—	—	—	—	113,154	—	904	114,058	(114,108)	(50)
Capital injection from MoonLake to MoonLake AG (Note 11)	—	—	—	—	(4,667,196)	—	19	(4,667,177)	3,057,216	(1,609,961)
Cancellation of MoonLake Class C Ordinary Shares following an employee contract termination in MoonLake AG (Note 11)	—	—	(16,853)	(2)	2	—	—	—	—	—
Issuance of Class A Ordinary Shares, net of transaction costs (Note 11)	914,828	91	—	—	52,540,099	—	—	52,540,190	—	52,540,190
Balance at March 31, 2024	62,874,637	$6,287	995,267	$100	$670,185,376	$(130,331,128)	$2,693,096	$542,553,731	$9,832,657	$552,386,388
Share-based compensation under the ESPP and Equity Incentive Plan	—	—	—	—	1,813,207	—	—	1,813,207	15,038	1,828,245
Net loss for the three months ended June 30, 2024	—	—	—	—	—	(24,267,012)	—	(24,267,012)	(491,742)	(24,758,754)
Other comprehensive income	—	—	—	—	—	—	563,811	563,811	11,807	575,618
Balance at June 30, 2024	62,874,637	$6,287	995,267	$100	$671,998,583	$(154,598,140)	$3,256,907	$520,663,737	$9,367,760	$530,031,497
Share-based compensation under the ESPP and Equity Incentive Plan	—	—	—	—	1,827,571	—	—	1,827,571	15,038	1,842,609
Net loss for the three months ended September 30, 2024	—	—	—	—	—	(35,390,337)	—	(35,390,337)	(724,087)	(36,114,424)
Other comprehensive loss	—	—	—	—	—	—	(432,189)	(432,189)	(8,950)	(441,139)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	153,998	16	(153,998)	(16)	1,336,078	—	9,252	1,345,330	(1,345,330)	—
Options exercised under the Equity Incentive Plan (Note 11)	17,390	2	—	—	91,296	—	—	91,298	—	91,298
Refund of stamp duty fees for prior capital injection from MoonLake to MoonLake AG (Note 11)	—	—	—	—	89,915	—	—	89,915	1,884	91,799
Balance at September 30, 2024	63,046,025	$6,305	841,269	$84	$675,343,443	$(189,988,477)	$2,833,970	$488,195,325	$7,306,315	$495,501,640

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in USD)

(Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flow from operating activities
Net loss	$(74,848,699)	$(36,191,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83,440	9,869
Share-based compensation expense	5,348,062	5,500,499
Net periodic pension benefit (gain) cost for the qualified pension plan	(2,678)	(50,740)
Other non-cash items	1,189,056	96,364
Changes in operating assets and liabilities:
Other receivables	(1,350,200)	(503,626)
Operating lease right-of-use assets	(5,443)	—
Prepaid expenses	(7,523,329)	869,187
Trade and other payables	8,872,919	3,149,756
Operating lease liabilities	(872,121)	(117,832)
Accrued expenses and other current liabilities	995,404	(3,195,591)
Net cash flow used in operating activities	(68,113,589)	(30,433,841)

Cash flow from investing activities
Purchase of short-term marketable debt securities	(203,334,691)	(175,732,711)
Proceeds from maturities of short-term marketable debt securities	145,414,050	33,681,688
Purchase of property and equipment	(343,953)	—
Net cash flow used in investing activities	(58,264,594)	(142,051,023)

Cash flow from financing activities
Issuance of Class A Ordinary Shares, net of transaction costs	52,540,190	451,285,093
Stamp duty on capital injection from MoonLake to MoonLake AG	(1,470,436)	—
Proceeds from options exercised under the Equity Incentive Plan	91,298	—
Buyback of unvested MoonLake AG Common Shares by MoonLake AG following an employee contract termination	(50)	—
Net cash flow provided by financing activities	51,161,002	451,285,093

Effect of movements in exchange rates on cash held	(295,865)	(140,047)
Net change in cash and cash equivalents	(75,513,046)	278,660,182

Cash and cash equivalents, beginning of period	451,169,337	39,505,627
Cash and cash equivalents, end of period	$375,656,291	$318,165,809

Supplementary disclosure of cash flow information:
Non-cash operating lease right-of-use assets obtained in exchange for lease obligations	$554,857	$—

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
In the opinion of management, all material adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the entire fiscal year or any other period. The unaudited condensed consolidated financial information for the three and nine months ended September 30, 2024 and 2023 have been prepared on the same basis as and should be read in conjunction with MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report.

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
SEPTEMBER 30, 2024
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2024, the Company considers $59.8 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents. As of December 31, 2023, the Company considered $129.4 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents.
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
SEPTEMBER 30, 2024
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
Property and Equipment
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years. As of September 30, 2024, property and equipment, net relates to information technology, office equipment, and leasehold improvements.
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
SEPTEMBER 30, 2024
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
Gains or losses from foreign currency translation are included in the consolidated statements of operations and comprehensive loss in "other income, net". The Company recognized foreign currency transaction loss of $26,746 and $125,581 for the three and nine months ended September 30, 2024, respectively, and a foreign currency transaction loss of $557,144 and $276,491 for three and nine months ended September 30, 2023, respectively.

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
SEPTEMBER 30, 2024
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
Pension Accounting
The Company accounts for pension assets and liabilities in accordance with ASC 715, Compensation – Retirement Benefits, which requires the recognition of the funded status of pension plans in the Company’s consolidated balance sheet. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method. The projected benefit obligation as of September 30, 2024 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service costs for such pension plans, represented in the net periodic pension benefit cost, are included in the personnel expenses of the various functions where the employees are engaged. The other components of net benefit cost are included in the consolidated statements of operations and comprehensive loss separately from the service cost component, in “other income, net.” Plan assets are recorded at their fair value.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

MoonLake does not have any finance leases. As of September 30, 2024, the Company has five operating leases related to the office spaces located in (i) Dorfstrasse 29, 6300, Zug, Switzerland (comprised of two leases), (ii) 95 Regent Street, CB2 1AW, Cambridge, England, United Kingdom, and (iii) Rua Manuel Pinto de Azedevo 860, 4150-335, Porto, Portugal (comprised of two leases). The operating leases are recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses the incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments.

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
SEPTEMBER 30, 2024
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

The Company incurred a loss of $74.8 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company’s current assets exceeded its current liabilities by $492.2 million.

As of September 30, 2024, the Company had $375.7 million of cash and cash equivalents. Based on the Company's current operating plan, management believes that the Company has sufficient capital to fund its operations and capital expenditures until the end of 2026.

Note 4 – Fair Value Measurements
The following table presents information about the Company's short-term marketable debt securities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	September 30, 2024		December 31, 2023
	Level 2	Total	Level 2	Total
Eurocommercial Papers	$89,072,100	$89,072,100	$109,608,915	$109,608,915
Certificates of Deposit	88,991,100	88,991,100	79,626,727	79,626,727
Total	$178,063,200	$178,063,200	$189,235,642	$189,235,642

Cash and accounts payable approximate their fair values as of September 30, 2024 and December 31, 2023, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs.

Note 5 – Investments
The fair value and amortized cost of investments in short-term marketable debt securities by major security type as of September 30, 2024 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$87,231,307	$1,840,793	$—	$89,072,100
Certificates of Deposit	87,602,179	1,388,921	—	88,991,100
Total	$174,833,486	$3,229,714	$—	$178,063,200

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

Of which classified within cash and cash equivalents	59,212,123	582,677	—	59,794,800
Of which classified within short-term marketable debt securities	115,621,363	2,647,037	—	118,268,400

The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets, and recognized in accumulated other comprehensive income:

Beginning balance, January 1, 2024	$2,720,854
Other comprehensive income before reclassifications	13,000,645
Amounts reclassified from accumulated other comprehensive income	(12,491,785)
Ending balance, September 30, 2024	$3,229,714

As of September 30, 2024, the Company’s marketable debt securities maturities are all due within one year.

Note 6 — Prepaid Expenses

Prepaid expenses - current	September 30, 2024	December 31, 2023
Non-clinical research and clinical development services	$7,381,811	$842,729
Supply and manufacturing services	6,358,892	1,205
Insurance	1,496,521	1,077,478
Other prepayments	747,201	180,791
Total	$15,984,425	$2,102,203

Prepaid expenses - non-current	September 30, 2024	December 31, 2023
Supply and manufacturing services	$2,064,575	$8,423,468
Total	$2,064,575	$8,423,468
Supply and manufacturing services, current and non-current, relate to advance payments made to a contract manufacturing organization pursuant to a manufacturing run reservation agreement for the commercial-scale manufacturing of SLK in 2025.

Note 7 — Trade and Other Payables

	September 30, 2024	December 31, 2023
Research and development services and license fees	$7,113,098	$911,454
Supply and manufacturing fees payable	3,044,237	553,459
Consulting and advisory services	307,581	80,695
Legal advisory fees payable	104,317	47,095
Other payables	141,370	244,981
Total	$10,710,603	$1,837,684

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

Note 8 — Accrued Expenses and Other Current Liabilities

	September 30, 2024	December 31, 2023
Research and development services and license fees	$3,253,581	$1,226,281
Bonuses and related employees compensation expenses	2,922,982	2,780,219
Supply and manufacturing services	894,894	1,603,739
Tax liabilities	484,482	367,976
Consultant and other fees	351,774	853,905
Legal fees	17,811	98,000
Total	$7,925,524	$6,930,120

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

On August 14, 2024, the Company entered into an office lease agreement, effective as of September 8, 2024, to lease approximately 2,000 square feet of additional office space at its existing office located at Rua Manuel Pinto de Azevodo 860, 4150-335, Porto, Portugal. This lease has a 2-year initial term, with two extendable periods of 3 years each. The Company currently expects that it will be extended until October 2029.

The weighted average remaining lease term and weighted average discount rate for the operating leases as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (in months)	32	39
Weighted average discount rate	4.7%	4.9%

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
The maturities of the Company's operating lease liabilities as of September 30, 2024 are as follows:

Year ending December 31,	Amount
Remainder of fiscal 2024	$386,519
2025	1,571,589
2026	1,242,550
2027	140,313
2028	140,313
Thereafter	95,627
Total lease payments	3,576,911
Less imputed interest	(196,309)
Total lease liability	3,380,602
Less current portion of lease liability	(1,444,893)
Long-term portion operating lease liability	$1,935,709

Operating cash outflows for amounts included in the measurement of lease liabilities was $1,101,661 and $78,270 for the nine months ended September 30, 2024 and September 30, 2023, respectively.

The Company recorded the following lease and variable lease expenses for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating lease expense	$358,583	$39,562	$1,061,029	$117,832
Variable lease expense[1]	5,398	—	5,398	—
Total lease expense	$363,981	$39,562	$1,066,427	$117,832

Note 10 — Employee Benefit Plans
The Company operates a defined benefit pension plan in Switzerland (the "Plan”) and a defined contribution pension plan in the United Kingdom, in accordance with local regulations and practices. As of September 30, 2024, the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment.
Components of Net Periodic Benefit Cost under the Plan

1 Variable lease expense resulting from increased lease payments linked to changes in the reference index.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Service cost	$71,107	$31,175	$210,387	$91,596
Interest cost	8,387	7,784	24,814	22,872
Expected return on plan assets	(15,338)	(9,280)	(45,380)	(27,265)
Amortization of unrecognized loss	2,609	—	7,717	—
Prior service credit recognized in current year	(2,582)	—	(7,639)	—
Total net periodic benefit cost	$64,183	$29,679	$189,899	$87,203
The components of net periodic benefit cost other than the service cost component are included in general and administrative expense in the Company's unaudited condensed consolidated statements of operations and comprehensive loss.
Employer Contributions under the Plan
For the nine months ended September 30, 2024, contributions of $192,563 (CHF 169,455) were made to the Plan. The Company presently anticipates contributing an additional estimated amount of $64,188 (CHF 56,485) to fund the Plan in 2024 for a total of $256,751 (CHF 225,940).

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
Note 11 — Shareholders’ Equity

	Class A Ordinary Shares(1)		Class C Ordinary Shares(1)		Total Number of Ordinary Shares
	Authorized	Issued	Authorized	Issued	Authorized	Issued and Outstanding
Balance at January 1, 2024	500,000,000	60,466,453	100,000,000	2,505,476	600,000,000	62,971,929
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	1,493,356	—	(1,493,356)	—	—
Issuance of Class A Ordinary Shares under the ATM facility	—	914,828	—	—	—	914,828
Cancellation of Class C shares following an employee contract termination in MoonLake AG	—	—	—	(16,853)	—	(16,853)
Balance at March 31, 2024	500,000,000	62,874,637	100,000,000	995,267	600,000,000	63,869,904
Balance at June 30, 2024	500,000,000	62,874,637	100,000,000	995,267	600,000,000	63,869,904
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	153,998	—	(153,998)	—	—
Options exercised under the Equity Incentive Plan	—	17,390	—	—	—	17,390
Balance at September 30, 2024	500,000,000	63,046,025	100,000,000	841,269	600,000,000	63,887,294
(1) Fully paid-in registered shares with a par value of $0.0001
Class A Ordinary Shares
On April 6, 2022, the Company's Class A Ordinary Shares began trading on The Nasdaq Capital Market ("Nasdaq") under the symbol “MLTX”. As of September 30, 2024, there were 63,046,025 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote per share.
Class C Ordinary Shares
As of September 30, 2024, there were 841,269 Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, with a par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
At the closing of the Business Combination, MoonLake, MoonLake AG and ML Party (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization, included in MoonLake's audited financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report) entered into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would enjoy if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposes certain transfer and other restrictions on the ML Parties, (ii) provides for the waiver of certain statutory rights and (iii) establishes certain mechanics whereby MoonLake and each of the ML Parties are able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares equal to the Exchange Ratio of 33.638698 (as defined in Note 3 — Basis of Presentation, included in MoonLake's audited financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report). On September 9 and September 25, 2024, pursuant to the A&R Shareholders’ Agreement, certain holders of Class C Ordinary Shares submitted exchange notices to the Company, pursuant to which such holders of Class C Ordinary Shares effected the conversion of 4,578 MoonLake AG Common Shares and 153,998 Class C Ordinary Shares into 153,998 Class A Ordinary Shares using the Exchange Ratio. The foregoing description of the A&R Shareholders' Agreement is not complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the A&R Shareholders' Agreement filed as an exhibit on the Company's Current Report on Form 8-K filed with the SEC on April 11, 2022.

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

During the three months ended June 30, 2024 and the three months ended September 30, 2024, there were no sales under the August 2023 Sales Agreement.

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
SEPTEMBER 30, 2024
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

Options Exercised under the Equity Incentive Plan

In the three months ended September 30, 2024, certain participants exercised their stock options under the Equity Incentive Plan (as defined below) for an aggregate of 17,390 Class A Ordinary Shares and total cash consideration of $91,298.

Note 12 — Net Loss per Share
The following table sets forth the loss per share calculations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss attributable to controlling interests shareholders	$(35,390,337)	$(9,426,049)	$(73,331,005)	$(28,570,184)

Denominator
Total weighted average number of outstanding shares	62,896,782	53,517,655	62,803,220	45,485,650

Net loss per share – basic and diluted	$(0.56)	$(0.18)	$(1.17)	$(0.63)
The weighted average number of shares used to calculate the net loss per share – basic for the nine months ended September 30, 2024 excludes Class C Ordinary Shares as they do not carry economic rights.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
If the ML Parties elected to convert all of their MoonLake AG Common Shares into Class A Ordinary Shares as of January 1, 2024, the weighted average number of shares outstanding would have been 63,881,246 and 63,809,450 for the three and nine months ended September 30, 2024, respectively, resulting in a net loss per share of $0.57 and $1.17, respectively. Upon conversion, all Class C Ordinary Shares would be forfeited and there would no longer be any noncontrolling interests.
Upon conversion, the Company's number of Class A Ordinary Shares outstanding would be 63,905,198 as of November 1, 2024, including the 17,904 Class A Ordinary Shares issued pursuant to stock options exercised under the Equity Incentive plan subsequent to September 30, 2024.

Note 13 — Share-Based Compensation
As of September 30, 2024, the Company had the following share-based compensation arrangements:
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

MoonLake AG's compensation plans are settled with its Common Shares and with a number of Class C Ordinary Shares of the Company, determined by multiplying the number of Common Shares by the Exchange Ratio. The owners of Common Shares have the right to exchange their Common Shares for a number of Class A Ordinary Shares derived using the Exchange Ratio. In the event MoonLake AG shareholders elect to exchange their Common Shares, such MoonLake AG shareholder forfeits a number of Class C Ordinary Shares equal to the number of Class A Ordinary Shares issued (refer to Note 11 — Shareholders’ Equity - Class C Ordinary Shares).

As of January 1, 2024, the Company executed the conversion of the majority of the outstanding ESOP awards into an equivalent number of Equity Incentive Plan option awards that are settled with Class A Ordinary Shares, thereby eliminating the intermediary right to the exchange step noted above. From an accounting perspective, there is no underlying modification to the economic, control or legal rights of the awards, including vesting terms and conditions, exercise price and accounting classification. This is purely an administrative change as opposed to an accounting modification whereby the plan issuer is amended from MoonLake AG to MoonLake Immunotherapeutics. Consequently, there is no incremental fair value generated following the conversion and therefore no incremental expense recorded. Any remaining unvested compensation expense will be recorded over the remaining vesting period of the original awards, thereby resulting in no change to the consolidated financial statements.

As a result of this administrative conversion, the two main plans which remain active as of September 30, 2024 are the ESPP and Equity Incentive Plan, whereas the Restricted Founder Shares and ESOP are fully vested as of April 2023 and January 2024, respectively.

For the three and nine months ended September 30, 2024, the Company has recognized an increase in equity in the condensed consolidated balance sheet, and share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss of $1.8 million and $5.3 million, respectively. The share-based compensation expense was driven by the aforementioned two main active share-based compensation plans and programs:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

Compensation Plan	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
MoonLake AG Restricted Founder Shares	$—	$—	$—	$1,574,299
ESPP	741,154	762,309	2,191,557	2,590,576
ESOP	—	255,171	—	614,469
Equity Incentive Plan	1,101,455	408,171	3,156,505	721,155
Total share-based compensation expense	$1,842,609	$1,425,651	$5,348,062	$5,500,499
Of which: included in research and development expense	508,697	262,717	1,446,049	1,150,815
Of which: included in general and administrative expense	1,333,912	1,162,934	3,902,013	4,349,684

We expect that all future employee awards will be made under the Equity Incentive Plan. As of September 30, 2024, 3,281,755 Class A Ordinary Shares from the authorized pool of 4,353,948 Class A Ordinary Shares remain available for future grants, and 973,800 and 98,393 Class A Ordinary Shares are reserved for issuance upon exercise of stock options granted under the Equity Incentive Plan and ESOP, respectively. The latter relate to awards not yet subjected to the conversion described above.

MoonLake AG - Restricted Founder Shares
On April 28, 2021, the shareholders’ agreement between the co-founders, the Series A investors and MoonLake AG imposed a reverse vesting condition on 90% of the total 110,000 Common Shares (the equivalent of 3,700,257 Class C Ordinary Shares) held by each of the three co-founders. Therefore, 99,000 Common Shares (the equivalent of 3,330,231 Class C Ordinary Shares) held by each of the co-founders were subject to these restrictions and considered unvested (the “Restricted Founder Shares”). The Restricted Founder Shares vested on the 28th of each month at a rate of 4.166% over a period of two years until April 28, 2023. In the event of termination of the contractual relationship of the relevant co-founder before the end of the vesting period, MoonLake AG in first priority, or any third party designated by it, and the other shareholders in second priority pro rata to their shareholdings, had an option to purchase all or a pro rata portion of the leaver shares that remained unvested on the effective day of the termination at nominal value of CHF 0.10.

Grants awarded
Restricted Founder Shares	Number of Shares
Awards unvested as of January 1, 2023	1,110,078
Awards vested for the nine months ended September 30, 2023	(1,110,078)
Awards unvested as of September 30, 2023	—
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)

Grants awarded
ESPP	Number of Shares
Awards issued as of January 1 and September 30, 2023	2,237,915
Awards vested as of September 30, 2023	1,525,582

Awards issued as of January 1, 2024	2,237,915
Awards forfeited for the nine months ended September 30, 2024[2]	(16,853)
Awards issued as of September 30, 2024	2,221,062
Awards vested as of September 30, 2024	1,827,826
As of September 30, 2024, MoonLake AG had $3.8 million of total unrecognized compensation expense related to the ESPP that will be recognized over the weighted average period of 1.30 years.

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

Grants awarded
ESOP	Number of Options
Awards outstanding as of January 1, 2023	466,770
Awards granted for the nine months ended September 30, 2023	133,444
Awards outstanding as of September 30, 2023	600,214
Awards exercisable as of September 30, 2023	186,593

Awards outstanding as of January 1, 2024	585,078
Awards converted from ESOP to Equity Incentive Plan for the nine months ended September 30, 2024	(486,685)
Awards outstanding as of September 30, 2024	98,393
Awards exercisable as of September 30, 2024	98,393

MoonLake Immunotherapeutics 2022 Equity Incentive Plan
On April 5, 2022 (the “Effective Date”), the Company created the Equity Incentive Plan to promote and closely align the interests of employees, officers, non-employee directors and other service providers of MoonLake Immunotherapeutics and its shareholders by providing share-based compensation and other performance-based compensation.

The Equity Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units, restricted stock and other share-based awards and for incentive bonuses, which may be paid in cash, Common Shares or a combination thereof, as determined by the compensation committee of the board of directors or such other committee as
2 Refer to Note 11 - Shareholders' Equity - Class C Ordinary Shares

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
designated by the board of directors to administer the Equity Incentive Plan. The Equity Incentive Plan shall remain available for the grant of awards until the 10th anniversary of the Effective Date.

Grants awarded
Equity Incentive Plan	Number of Options
Awards outstanding as of January 1, 2023	180,000
Awards granted for the nine months ended September 30, 2023	56,485
Awards outstanding as of September 30, 2023	236,485
Awards exercisable as of September 30, 2023	60,000

Awards outstanding as of January 1, 2024	312,400
Awards granted for the nine months ended September 30, 2024	241,820
Awards exercised for the nine months ended September 30, 2024	(17,390)
Awards converted from ESOP to Equity Incentive Plan for the nine months ended September 30, 2024	486,685
Awards forfeited for the nine months ended September 30, 2024	(49,715)
Awards outstanding as of September 30, 2024	973,800
Awards exercisable as of September 30, 2024	368,910

Weighted average assumptions for the awards issued during the nine months ended September 30, 2024
Estimated fair value of the option on the grant date using Black-Scholes model ($)	31.31
Exercise price ($)	45.63
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	4.3%
Expected dividend rate	—%
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

As of September 30, 2024, the Company had $11.2 million of total unrecognized compensation expense related to the Equity Incentive Plan that will be recognized over the weighted average period of 1.96 years.

Note 14 — Income Taxes
The Company's effective tax rate (“ETR”) was 0.3% and 0.3% for the three and nine months ended September 30, 2024, respectively, and 0.2% and 0.1% for the three and nine months ended September 30, 2023, respectively. The Company is not aware of any items that would cause the quarterly ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the Company's loss before income taxes and the income tax provision recorded was primarily attributable to the change in the valuation allowance. The Company continues to incur losses for the entities domiciled in the Cayman Island and Switzerland, and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not. A full valuation allowance has been recorded against the deferred tax asset.

Note 15 — Commitments and Contingencies

Commitments

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Amounts in USD, except share and per share data)

(Unaudited)
The Company has entered into agreements as of September 30, 2024 primarily in regards to the clinical and non-clinical development services with contract research organizations ("CROs"), as well as supply and logistics services with contract manufacturing organizations ("CMOs"), for the advancement of SLK. As of September 30, 2024, the total committed expense under these agreements amounted to $145.1 million, of which $8.0 million are recognized under Prepaid expenses - current, $2.1 million are recognized under Prepaid expenses - non-current, and the rest remain unrecognized.

The Company's In-License Agreement with MHKDG includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($335.2 million using a September 30, 2024 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK Program, the Company, at its sole discretion, can terminate all or part of the SLK Program. As of September 30, 2024, the Company made a total of €7.5 million ($8.1 million using the then applicable exchange rates) in additional milestone payments.

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

Note 16 - Segment Information and Geographic Data
The Company operates as a single operating segment. Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets by geographical area as of September 30, 2024 are as follows:

Country	September 30, 2024	December 31, 2023
Switzerland	$680,946	$507,392
United Kingdom	2,012,806	2,704,555
Portugal	1,138,823	737,398
Total	$3,832,575	$3,949,345

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024, appearing elsewhere in this quarterly report (“Quarterly Report”) on Form 10-Q, and with MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024 (our “Annual Report”). Our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and presented in United States dollars ($).

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

We currently develop SLK in inflammatory diseases in dermatology and rheumatology where the pathophysiology is known to be driven by IL-17A and IL-17F. This group of diseases comprises our current target diseases, hidradenitis suppurativa (“HS”), psoriatic arthritis (“PsA”), axial spondyloarthritis (“axSpA”), palmoplantar pustulosis (“PPP”), and several other inflammatory conditions, including psoriasis (“PsO”). Our current target diseases affect millions of people worldwide, and we believe there is a need for improved treatment options. We believe that SLK has a differentiated mechanism of action and that its purposefully designed molecular characteristics, including its small size and its albumin binding site, facilitate deep tissue penetration in the skin and joints. We envision SLK as a key therapeutic alternative in our initial target indications and potentially in multiple other IL-17 driven inflammatory conditions.

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

In December 2022, we initiated a Phase 2b trial in patients with active PsA (the ARGO trial (M1095-PSA-201)), and in November 2023, we announced positive top-line results from this trial, which met its primary endpoint of American College of Rheumatology (“ACR”) 50. In March 2024, we announced positive 24-week data from the ARGO trial in PsA showing that continued treatment with SLK led to significant improvements across all key outcomes. In June 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies unanimously supporting our proposed approach for advancing our Phase 3 program of SLK in PsA. We expect enrollment of first patients in our Phase 3 clinical trials to commence imminently.

In March 2024, we announced plans to commence an additional Phase 3 clinical trial of SLK in juvenile HS, and Phase 2 clinical trials in PPP and axSpA. We expect these trials to commence around year-end.

SLK was also studied in a Phase 2b trial in PsO patients where it showed a significant improvement in the primary end point as compared with placebo and for which results were presented in peer-reviewed scientific publications and conferences. In addition to the three Phase 2b trials, Phase 1 single ascending and multiple ascending dosing trials were previously completed, bringing the total number of patients in completed SLK-related trials to more than 700.

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

As of September 30, 2024, we had $375.7 million of cash and cash equivalents. Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities, together amounting to $493.9 million, will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2026.

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

For the year ended December 31, 2023, we sold 1,070,818 Class A Ordinary Shares through the Sales Agreements for net proceeds of $46 million, after deducting sales agent's commission and transaction costs. In the three months ended March 31, 2024, we sold 914,828 Class A Ordinary Shares under the August 2023 Sales Agreement at a weighted average share price of $58.31, for aggregate net proceeds of approximately $52.5 million. In the three months ended June 30, 2024 and the three months ended September 30, 2024, there were no sales under the August 2023 Sales Agreement. As of September 30, 2024, the total number of shares sold under the August 2023 ATM Sales Agreement was 1,440,752 for total net proceeds of $83.7 million.

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

Options Exercised under the Equity Incentive Plan
In the three months ended September 30, 2024, certain participants exercised their stock options under the Equity Incentive Plan (as defined below) for an aggregate of 17,390 Class A Ordinary Shares and total cash consideration of $91,298.

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

Gains or losses from foreign currency translation are included in "other income, net" in the unaudited condensed consolidated statements of operations and comprehensive loss. We recognized a foreign currency transaction loss of $26,746 and $125,581 for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, we recognized a foreign currency transaction loss of $557,144 and $276,491, respectively.

Results of Operations
Comparison of the three months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Change	Change %

Operating expenses
Research and development	$(35,735,514)	$(7,585,136)	$(28,150,378)	371.1%
General and administrative	(7,376,495)	(5,391,607)	(1,984,888)	36.8%
Total operating expenses	(43,112,009)	(12,976,743)	(30,135,266)	232.2%
Operating loss	(43,112,009)	(12,976,743)	(30,135,266)	232.2%

Other income, net	7,089,691	1,386,313	5,703,378	411.4%
Loss before income tax	(36,022,318)	(11,590,430)	(24,431,888)	210.8%

Income tax expense	(92,106)	(28,923)	(63,183)	218.5%
Net loss	(36,114,424)	(11,619,353)	(24,495,071)	210.8%

Net unrealized gain (loss) on marketable securities and short term investments	(325,510)	3,437,291	(3,762,801)	(109.5)%
Actuarial gain (loss) on employee benefit plans	(115,629)	39,157	(154,786)	(395.3)%
Other comprehensive income (loss)	(441,139)	3,476,448	(3,917,587)	(112.7)%
Comprehensive loss	$(36,555,563)	$(8,142,905)	$(28,412,658)	348.9%
Research and Development

Research and development expenses were $35.7 million for the three months ended September 30, 2024, compared to $7.6 million for the three months ended September 30, 2023. The increase of $28.1 million primarily related to an increase of $15.4 million in expenses pertaining to clinical development trials with CROs, including for the conduct of Phase 3 clinical trials in HS and preparatory activities for the clinical trials of SLK, including the Phase 3 clinical trials in PsA, Phase 2 clinical trial in axSpA and Phase 2 clinical trial in PPP, an increase of $9.2 million related to supply and logistic services for such clinical development trials, including the purchase of a comparator drug for the Phase 3 clinical trials in PsA, an increase of $1.6 million and $1.0 million in personnel-related costs and consulting expenses, respectively, to support the research and development effort, and $0.9 million related to contracted non-clinical research and development expenses.

General and Administrative
General and administrative expenses were $7.4 million for the three months ended September 30, 2024, compared to $5.4 million for the three months ended September 30, 2023. The increase of $2.0 million primarily related to an increase of $0.9 million in personnel-related costs to support organizational growth.

Other Income, Net

Other income, net was $7.1 million for the three months ended September 30, 2024, compared to $1.4 million for the three months ended September 30, 2023. The increase of $5.7 million primarily related to an increase of $5.2 million in realized interest on cash held in bank and cash investments in short-term marketable debt securities.
Income Tax Expense
Income tax expense was $92,106 for the three months ended September 30, 2024, compared to $28,923 for the three months ended September 30, 2023. The expense is related to corporate income tax of our U.K. and Portugal subsidiaries in 2024 and of our U.K subsidiary in 2023.
Other Comprehensive Income (Loss)

Other comprehensive loss was $0.4 million for the three months ended September 30, 2024, compared to other comprehensive income of $3.5 million for the three months ended September 30, 2023. The decrease in other comprehensive income of $3.9 million primarily related to a decrease in net unrealized gain in short-term marketable debt securities of $3.8 million.

Comparison of the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Change	Change %

Operating expenses
Research and development	$(72,411,709)	$(23,704,087)	$(48,707,622)	205.5%
General and administrative	(21,099,001)	(15,390,117)	(5,708,884)	37.1%
Total operating expenses	(93,510,710)	(39,094,204)	(54,416,506)	139.2%
Operating loss	(93,510,710)	(39,094,204)	(54,416,506)	139.2%

Other income, net	18,903,070	2,952,557	15,950,513	540.2%
Loss before income tax	(74,607,640)	(36,141,647)	(38,465,993)	106.4%

Income tax expense	(241,059)	(50,080)	(190,979)	381.3%
Net loss	(74,848,699)	(36,191,727)	(38,656,972)	106.8%

Net unrealized gain on marketable securities and short term investments	508,860	3,046,538	(2,537,678)	(83.3)%
Actuarial loss on employee benefit plans	(110,878)	(19,323)	(91,555)	473.8%
Other comprehensive income	397,982	3,027,215	(2,629,233)	(86.9)%
Comprehensive loss	$(74,450,717)	$(33,164,512)	$(41,286,205)	124.5%

Research and Development

Research and development expenses were $72.4 million for the nine months ended September 30, 2024, compared to $23.7 million for the nine months ended September 30, 2023. The increase of $48.7 million primarily related to an increase of $28.7 million in expenses pertaining to clinical development trials with CROs, including for the conduct of Phase 3 clinical trials in HS and preparatory activities for the clinical trials of SLK, including the Phase 3 clinical trials in PsA, Phase 2 clinical trial in axSpA and Phase 2 clinical trial in PPP, an increase of $14.0 million related to supply and logistic services for such clinical development trials, including the purchase of a comparator drug for the Phase 3 clinical trials in PsA, an increase of $3.7 million and $1.9 million in personnel-related costs and consulting expenses, respectively, to support the research and development effort, and an increase of $1.0 million related to non-clinical research and development expenses. The increases were partially offset by a decrease in $0.6 million in other research and development expenses.

General and Administrative
General and administrative expenses were $21.1 million for the nine months ended September 30, 2024, compared to $15.4 million for the nine months ended September 30, 2023. The increase of $5.7 million primarily related to an increase of $2.5 million in personnel-related costs to support organizational growth, an increase of $2.2 million in expenses for advisory and professional services to support organizational growth and operating as a large-accelerated filer, an increase of $1.0 million in office expenses driven by the new leases for additional office space, and an increase of $0.5 million in market research expenses.
Other Income, Net

Other income, net was $18.9 million for the nine months ended September 30, 2024, compared to $3.0 million for the nine months ended September 30, 2023. The increase of $15.9 million primarily related to an increase of $16.0 million in realized interest on cash held in bank and cash investments in short-term marketable debt securities.
Income Tax Expense
Income tax expense was $241,059 for the nine months ended September 30, 2024, compared to $50,080 for the nine months ended September 30, 2023. The expense is related to corporate income tax of our U.K. and Portugal subsidiaries in 2024 and of our U.K subsidiary in 2023.
Other Comprehensive Income

Other comprehensive income was $0.4 million for the nine months ended September 30, 2024, compared to other comprehensive income of $3.0 million for the nine months ended September 30, 2023. The decrease in income of $2.6 million primarily related to an decrease in net unrealized gain in short-term marketable debt securities of $2.5 million.

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

For the nine months ended September 30, 2024, we incurred a loss of $74.8 million, which includes non-cash items such as share-based compensation expense, and a cash outflow from operations of $68.1 million. As of September 30, 2024, we had a total of $493.9 million in cash, cash equivalents and short-term marketable securities. Based on our current operating plans, we believe our available cash, cash equivalents and short-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2026.
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

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash used in operating activities	$(68,113,589)	$(30,433,841)
Net cash used in investing activities	(58,264,594)	(142,051,023)
Net cash provided by financing activities	51,161,002	451,285,093
Effect of movements in exchange rates on cash held	(295,865)	(140,047)
Net (decrease) increase in cash and cash equivalents	$(75,513,046)	$278,660,182
Cash Flows from Operating Activities

We did not generate any cash inflows from our operating activities. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital requirements, and we have historically experienced negative cash flows from operating activities as we invested in clinical research and related development.

Net cash used in operating activities was $68.1 million and $30.4 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The increase of net cash used in operating activities of $37.7 million was primarily driven by the increase in operating loss of $38.7 million and the increase in cash paid for changes in prepaid expenses of $8.4 million. The increases were partially offset by an increase in cash from changes in trade and other payables of $5.7 million and a decrease in cash paid for changes in accrued expenses and other current liabilities of $4.2 million.

Cash Flows from Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities was $58.3 million, consisting predominantly of $203.3 million related to the purchase of short-term marketable debt securities, partially offset by $145.4 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months. During the nine months ended September 30, 2023, net cash used in investing activities was $142.1 million, consisting predominantly of $175.7 million related to the purchase of short-term marketable debt securities, partially offset by $33.7 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months.
Cash Flows from Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities was $51.2 million consisting primarily of $52.5 million in net proceeds from the shares sold under the August 2023 Sales Agreement.

During the nine months ended September 30, 2023, net cash provided by financing activities was $451.3 million consisting primarily of the net proceeds from the shares sold under the Sales Agreements and in the Offering.

Contractual Obligations and Commitments
The following summarizes our significant contractual obligations and other obligations as of September 30, 2024, which we generally expect to satisfy with cash on hand:

	Total	Less than 1 year	1 to 5 Years	More than 5 years

Purchase obligations(1)	$145,087,507	$107,076,429	$38,011,078	$—
Lease commitments(2)	3,576,911	1,565,211	2,011,700	—
Total contractual obligations	$148,664,418	$108,641,640	$40,022,778	$—
____________
(1)   Purchase obligations refer to an agreement to purchase goods or services that is enforceable and legally binding on the Company that specifies all significant terms. The figures presented primarily relate to contractual commitments towards contract manufacturing and contract research organizations.
(2)   We have committed ourselves to five leases, with terms that commenced on November 1, 2021, October 9, 2023, October 13, 2023, January 15, 2024, and September 8, 2024. We have accounted for the office lease arrangements as operating leases under the guidance ASU 2016-02, Leases Topic 842 through the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024. The future lease commitments relate to the office leases for our headquarters in Zug, Switzerland, Cambridge, United Kingdom, and Porto, Portugal, and reflect minimum payments due.

Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024, we have cash and cash equivalents and short-term marketable securities of $493.9 million, which consist primarily of bank deposits, commercial papers and certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities permissible for investment. The primary objective of the investment activities is non-trading related and instead to preserve principal as well as maximizing income received without significantly increasing risk.

To minimize any inherent market risk, we maintain a diverse and highly liquid portfolio which includes cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities including certificates of deposits and commercial papers, all with various maturity dates. The fair value of the cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of these instruments. Since they are classified as “available-for-sale”, no gains or losses are recognized in the condensed consolidated statements of operations and comprehensive loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all such investments until maturity. A hypothetical 10% increase or decrease in interest rates would not have had a material effect on our financial results or financial condition as of September 30, 2024.

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

As of September 30, 2024, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	November 7, 2024	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	November 7, 2024	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)