Form 10-K
period 2024-12-31
MoonLake Immunotherapeutics
filed 2025-02-26
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the ordinary shares on The Nasdaq Capital Market (“Nasdaq”) on June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.14 billion. Ordinary shares held by each officer and director and by each person who is known to own 10% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 1, 2025, there were 63,282,727 Class A Ordinary Shares, $0.0001 par value (the "Class A Ordinary Shares"), and 729,320 Class C Ordinary Shares, $0.0001 par value (the "Class C Ordinary Shares"), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Shareholders, to be held on or about June 5, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

TABLE OF CONTENTS

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation, statements regarding the following, are forward-looking statements: our future results of operations and financial position, our expectations regarding industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, the anticipated investments in our business, our business strategy, the plans and objectives of management for future operations and capital expenditures, and other information referred to in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “predict”, “potential”, “might”, “possible”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10‑K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report contain forward-looking statements that reflect our plans and strategy for our business and related financing as well as expectations regarding the timing of regulatory submissions and potential commercialization for SLK. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements.

These forward-looking statements are subject to a number of important risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements expressed or implied in this Annual Report on Form 10-K. Such risks, uncertainties and other factors include, among others, the risks, uncertainties and factors set forth in “Risk Factors”, and the following risks, uncertainties and factors:

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•factors relating to our business, operations and financial performance, including, but not limited to:
•we are substantially dependent on the success of our novel tri-specific Nanobody®, Sonelokimab (“SLK”, also known as M1095/ALX 0761), which we license from Merck Healthcare KGaA, Darmstadt, Germany, an affiliate of Merck KGaA, Darmstadt, Germany (“MHKDG”);
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
•the impact of adverse business and economic conditions including inflationary pressures, general economic slowdown or a recession, fluctuating interest rates, new or increased tariffs and other barriers to trade, changes in fiscal and monetary policy or government budget dynamics, banking institution instability and the prospect of a shutdown of the U.S. federal government;
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You should read this Annual Report on Form 10-K and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires or where otherwise indicated, references to “MoonLake”, “we”, “us”, “our”, “our Company”, “the Company” and “our business” refer to MoonLake Immunotherapeutics and its consolidated subsidiaries.

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

In May 2022, we initiated a Phase 2b trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in June 2023, we announced positive top-line results from this trial, which met its primary endpoint of Hidradenitis Suppurativa Clinical Response (“HiSCR”) 75. In October 2023, we announced positive 24-week top-line results showing that the maintenance treatment with SLK led to further improvements in HiSCR75 response rates and other clinically relevant outcomes in patients with moderate-to-severe HS. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the U.S. Food and Drug Administration (“FDA”), as well as positive feedback from our interactions with the E.U. European Medicines Agency (“EMA”), with both regulatory bodies supporting our proposed approach for advancing our Phase 3 program of SLK in HS. In May 2024, we announced the screening of the first patients in the VELA-1 trial (M1095-HS-301) and VELA-2 trial (M1095-HS-302). We expect primary endpoint data from the VELA-1 and VELA-2 clinical trials as of mid-2025.

In December 2022, we initiated a Phase 2b trial in patients with active PsA (the ARGO trial (M1095-PSA-201)), and in November 2023, we announced positive top-line results from this trial, which met its primary endpoint of American College of Rheumatology (“ACR”) 50. In March 2024, we announced positive 24-week data from the ARGO trial in PsA showing that continued treatment with SLK led to significant improvements across all key outcomes. In June 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies supporting our proposed approach for advancing our Phase 3 program of SLK in PsA. In November 2024, we announced the screening of the first patients in the IZAR-1 trial (M1095-PSA-301) and IZAR-2 trial (M1095-PSA-302).

In March 2024, we announced plans to initiate clinical studies of SLK in additional indications, including a Phase 3 trial in adolescent patients with HS (the VELA-TEEN trial (M1095-HS-304)), a Phase 2 trial in patients with PPP (the LEDA trial (M1095-PPP-201)), a Phase 2 trial in patients with axSpA (the S-OLARIS trial (M1095-axSpA-202)) and another Phase 2 trial applying novel imaging techniques in patients with PsA (the P-OLARIS trial (M1095-snSpA-202)). In January 2025, we

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
announced that first patients have been screened in the VELA-TEEN, the LEDA, and the S-OLARIS clinical trials. We expect patient enrollment for the P-OLARIS trial to commence in the first half of 2025.

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

We expect to submit a first Biologics License Application (“BLA”) for SLK in 2026 and, subject to FDA approval, a first commercial launch in the U.S. in 2027.

Our Vision and Our Strategy

Our vision is to elevate treatment goals for inflammatory skin and joint diseases. Our strategy is centered on developing SLK as, to our knowledge, the first ever Nanobody in clinical development for our selected indications. We seek to accomplish this strategy by:

•Completing the development of SLK in our current focus indications, HS, PsA, axSpA and PPP — We began the Phase 2b MIRA trial for HS and the Phase 2b ARGO trial for PsA in May 2022 and December 2022, respectively. We announced positive top-line results for the MIRA trial and the ARGO trial in June 2023 and November 2023, respectively. The clinical trials employ established therapeutic endpoints, such as response criteria defined by HiSCR and ACR, that reflect real-world improvement in patient outcomes. In February 2024 and June 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies supporting our proposed approach for advancing our Phase 3 programs of SLK in HS and PsA, respectively. In May 2024, we announced the screening of the first patients in the Phase 3 VELA program in HS and expect primary endpoint data as of mid 2025. We commenced the Phase 3 IZAR program in PsA in November 2024, and expect primary endpoint data in the first half of 2026. In January 2025, we announced that patients have been screened in the Phase 3 VELA-TEEN trial and the Phase 2 LEDA and S-OLARIS trials, and we expect to initiate patient enrollment in the Phase 2 P-OLARIS trial in the first half of 2025.

•Strengthening the differentiation elements for future SLK patients — In parallel with our clinical trials, we conduct non-clinical research to continue refining our understanding of SLK/Nanobody biology and the potential impact in our selected therapeutic indications. This research will inform our clinical efforts and includes the study of SLK’s pharmacokinetics and pharmacodynamics in a variety of cellular, deep-tissue, and disease models (in vitro and in vivo), including exploration of tissue penetration and targeting of SLK in disease models. We expect these studies to provide a more complete picture of IL-17A and IL-17F regulation. We expect this work to more clearly differentiate SLK, a Nanobody, from monoclonal antibody-based treatment options, including other IL-17A and IL-17F inhibitors. We also expect this work to contribute to the furthering of our intellectual property.

•Preparing for commercialization of SLK — We have started preparing the BLA to seek approval of SLK in the U.S. in HS and adolescent HS. We expect to submit the BLA in 2026 after completion of the VELA program, and, subject to FDA approval, we expect a commercial launch in the U.S. in 2027. We plan to further invest in our commercial capabilities. In 2024, we started hiring dedicated personnel to our marketing, access and pricing functions and intend to continue building out this team to prepare for commercial launches of SLK in our target indications. We also expect to establish a presence in the United States by early 2026 to build the sales, marketing and distribution infrastructure to commercialize SLK.

•Building our manufacturing capabilities — We intend to continue investing in our manufacturing capabilities. Technology transfers for drug substance and drug product to commercial scale contract manufacturing organizations (“CMOs”) have already been executed in 2022, but we may pursue additional technology transfers and process improvements. This was designed to allow us to scale up while SLK is in clinical development and advance potential commercial requirements. The improvement of our manufacturing capabilities will be important

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
in driving efficiency, maintaining high standards of quality control, and providing adequate access to our product candidates, if approved, for investigators, physicians, and patients. We also plan to start the stock-piling of drug substance as pre-launch inventory in 2025.

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

•Broadening our portfolio — We believe that there are other indications beyond HS, PsA, axSpA and PPP where SLK has the potential to represent a differentiated therapeutic alternative and we may initiate clinical trials of SLK in such other indications. In addition, to further enhance our overall potential and provide increased optionality, we may supplement our current strategy with the in-licensing or acquisition of additional product candidates for clinical development (beyond SLK), rather than discovering such candidates ourselves. We believe that our management team is well-positioned to identify assets that have attractive risk/reward profiles and that can be rapidly advanced to market approval, supplemented by our expertise and capabilities.

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

Millions of people worldwide suffer from diseases in which overexpression of IL-17A and IL-17F are potentially implicated in the pathophysiology and we believe there are limited treatment options. Well-known diseases include HS, PsA, PsO, and axSpA among others. HS has an estimated worldwide prevalence of approximately 2%, though we believe it is currently underdiagnosed and undertreated with limited effective treatment options available. PsA and axSpA have an estimated worldwide prevalence of up to 1.0% and PPP has an estimated worldwide prevalence of 0.3%. Finally, PsO has an estimated worldwide prevalence of approximately 3%. Other diseases, where IL-17A and IL-17F play a role, will represent additional pools of diagnosed patients.

Our Pipeline

We are developing a portfolio of therapeutic indications for SLK (Figure 1).

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

Our clinical development program

	INDICATION	PHASE	TRIAL NAME
Dermatology	Hidradenitis suppurativa	PHASE 3	VELA–1
	Hidradenitis suppurativa	PHASE 3	VELA–2
	Adolescent hidradenitis suppurativa	PHASE 3	VELA–TEEN
	Palmoplantar pustulosis	PHASE 2	LEDA
	Psoriasis	PHASE 3 READY	
Rheumatology	Psoriatic arthritis	PHASE 3	IZAR–1
	Psoriatic arthritis	PHASE 3	IZAR–2
	Axial spondylarthritis	PHASE 2	S–OLARIS
	Psoriatic arthritis	PHASE 2	P–OLARIS

Figure 1 — Overview of development pipeline for SLK

Clinical Development of SLK

Phase 2b Clinical Trial in HS: The MIRA Trial

The MIRA trial is a global, randomized, double-blind, placebo-controlled trial to evaluate the efficacy and safety of SLK, administered subcutaneously, in the treatment of adult patients with active moderate-to-severe HS. The trial recruited 234 patients, with the aim to evaluate two different doses of SLK (120mg and 240mg) with placebo control and adalimumab as an active reference arm. The primary endpoint of the trial is the percentage of participants achieving HiSCR75, defined as a ≥75% reduction in total abscess and inflammatory nodule (“AN”) count with no increase in abscess or draining tunnel count relative to baseline. The trial also evaluated a number of secondary endpoints, including the proportion of patients achieving HiSCR50, the change from baseline in International Hidradenitis Suppurativa Severity Score System (“IHS4”), the proportion of patients achieving a Dermatology Life Quality Index (“DLQI”) total score of ≤5, and the proportion of patients achieving at least 30% reduction from baseline in Numerical Rating Scale in the Patient’s Global Assessment of Skin Pain (“PGA Skin Pain”).

In June 2023, the MIRA trial set a landmark milestone as the first placebo-controlled randomized trial in HS to use HiSCR75 as the primary endpoint which it met with a significantly greater proportion of patients treated with both SLK 120mg and 240mg achieving HiSCR75 compared to those on placebo at week 12. The primary analysis was based on a very stringent type of analysis for such trials, intent-to-treat non-responder imputation (“ITT-NRI”). Both doses performed similarly, with the 120mg dose providing the highest delta on HiSCR75 and HiSCR50. The 120mg dose achieved a 29 percentage points (“ppt”) delta to placebo on HiSCR75 (p=0.0002) and a 38 ppt delta to placebo on HiSCR50 (p<0.0001). The results suggest that, as early as week 12, SLK, relative to placebo, reaches the highest clinical activity among all other therapies tested in similarly stringent pivotal-like trials (Figure 2).

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

The safety profile of SLK was consistent with that observed in previous studies. Overall, SLK continues to show a favorable safety profile, in line with the known profile of IL-17 inhibitors. Based on the efficacy and safety results, Q4W maintenance dosing of SLK 120mg has been confirmed as the optimal dose, in terms of speed and depth of response, and overall benefit-risk profile, for progression into Phase 3 development.

Phase 3 Clinical Trials in HS: The VELA Program

The VELA program is expected to enroll 800 patients across VELA-1 and VELA-2. Both global, randomized, double-blind, placebo-controlled trials are identical in design to evaluate the efficacy and safety of SLK, administered subcutaneously, in adult patients with active moderate-to-severe HS. Similar to the design of the Phase 2 MIRA trial, the primary endpoint is the

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
percentage of participants achieving HiSCR75. The trials will also evaluate a number of secondary endpoints, including the proportion of patients achieving HiSCR50, the change from baseline in IHS4, the proportion of patients achieving a DLQI total reduction of ≥4, the proportion of patients achieving at least 50% reduction from baseline in Numerical Rating Scale in the PGA Skin Pain and complete resolution of Draining Tunnels.

From week 16, all patients will receive the 120mg dose of SLK through to 52 weeks, followed by an open-label extension for up to two years (Figure 3). The VELA program will use a protocol design consistent with the Phase 2 MIRA trial, which identified the optimal dose of SLK for HS. The topline primary endpoint readout (week 16) from the VELA program is expected as of mid-2025.

.
Figure 3 — Design of the Phase 3 VELA program in HS.

Phase 3 Clinical Trial in Adolescent HS: VELA-TEEN

The Phase 3 VELA-TEEN trial is an open-label, single-arm trial designed to evaluate SLK 120mg administered subcutaneously once every two weeks until week six and once every four weeks from week eight onwards. The trial aims to enroll 35 adolescents, aged 12-17, with moderate-to-severe HS, from U.S. sites experienced in clinical trials and pediatric dermatology. The primary trial phase will be 24 weeks with a primary endpoint evaluating the pharmacokinetics, safety, and tolerability of SLK. VELA-TEEN will also evaluate several secondary endpoints, including the proportion of patients achieving the higher clinical response measure of the HiSCR75, in addition to HiSCR50. Other outcomes are the change from baseline in the IHS4, which includes the quantitative measure of draining tunnels, and the proportion of patients achieving a meaningful reduction of the CDLQI and the PGA Skin Pain. Topline data for the primary and secondary endpoints, including the higher clinical response level of HiSCR75, are anticipated in 2026.

Phase 2b Clinical Trial in PsA: the ARGO Trial

The ARGO trial is a global, randomized, double-blind, placebo-controlled trial to evaluate the efficacy and safety of SLK, administered subcutaneously, in the treatment of adult patients with active PsA. The trial was designed to evaluate different doses of SLK, with placebo control and adalimumab as an active reference arm. The primary endpoint of the trial is the percentage of participants achieving ≥50% improvement in signs and symptoms of disease from baseline, compared to placebo, as measured by ACR50 response. The trial also evaluates a number of secondary endpoints, including improvement compared to placebo in ACR20, complete skin clearance as measured by at least a 100% improvement in the Psoriasis Area and Severity Index (PASI100), physical function as measured by the Health Assessment Questionnaire-Disability Index, enthesitis as measured by the Leeds Enthesitis Index and pain as measured by the Patients Assessment of Arthritis Pain. Important composite scores, such as ACR50+PASI100, measuring both joint and skin improvement in the same patients were also studied.

In November 2023, the ARGO trial, which enrolled 207 patients, met its primary endpoint with a statistically significant greater proportion of patients treated with either SLK 60mg or 120mg (with induction) achieving an ACR50 response compared to those on placebo at week 12. Specifically, for the 60mg and 120mg doses with induction, respectively, 46% and 47% of patients treated with SLK achieved ACR50 (p<0.01 versus placebo); 78% and 72% of patients achieved ACR20; and 29% and 26% achieved ACR70. The primary analyses were based on a very stringent type of analysis for such trials, ITT-NRI. As expected, the 60mg dose without induction did not reach statistical significance, confirming the 60mg and 120mg

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
with induction as the potential dose regimens to carry forward into Phase 3. All key secondary endpoints were met for the 60mg and 120mg doses with induction. The key secondary endpoint PASI90 was met for all doses with induction. 77% of patients achieved a PASI90 response at week 12 to the 60mg dose (ITT-NRI, p<0.001 versus placebo). For this dose, 58% of patients achieved complete skin clearance (PASI100) at week 12. PASI responses across dose arms were consistent with the previously reported Phase 2b data of SLK in moderate-to-severe plaque-type PsO, with the 120mg dose achieving the highest responses for PASI100 (close to 60% of patients at week 12, ITT-NRI) in patients with more severe skin lesions (PASI score ≥ 10 at baseline). Up to 33% of patients achieved both ACR50 and PASI100 at week 12 (Figure 4). Other clinically relevant secondary endpoints, such as Minimal Disease Activity (MDA), the modified Nail Psoriasis Severity Index (mNAPSI), the Leeds Enthesitis Index (LEI) and the patient self-reported Psoriatic Arthritis Impact of Disease (PsAID-12), each show promising levels of response at week 12. Adalimumab was used as an active reference to validate responses across arms (not powered for statistical comparisons to active treatment). SLK 60mg and 120mg (with induction) numerically outperformed adalimumab on the primary endpoint and all key secondary endpoints, with the observed deltas further supporting the potential for SLK as a future leading therapy.

Percent (%) pts reaching score, ITT-NRI

p<0.01
vs. placebo
p<0.01
vs. placebo
33.3
30.8
11
21.9
+26
18.8
7.7
Placebo
(PLC)
SLK
60mg NI
SLK
60mg
SLK
120mg
ADA
40mg

Nominal p-values from a logistic regression with covariates for sex and prior biologic use; all patients with BSA>=3% at baseline, and distribution of such patients is balanced between arms

Figure 4 — Patients reaching both ACR50 and PASI100 in the ARGO trial at week 12.

The safety profile of SLK in the ARGO trial was consistent with previously reported studies with no new safety signals. Overall, SLK continued to show a favorable safety profile.

The results suggest that, as early as week 12, SLK reaches levels of clinical response at or above those seen with other therapies tested in similarly stringent trials.

In March 2024, the ARGO trial demonstrated that the primary endpoint, ACR50, continued to improve from week 12 and exceeded 60% by week 24. The more rigorous ACR70 outcome was achieved by approximately 40% of patients by week 24. In addition, by week 24, over 80% and 60% of patients treated with SLK achieved PASI 90 and 100, respectively. Both doses of SLK yielded similar results. The responses surpassed those for adalimumab, the active reference arm in the study, and were also higher when indirectly compared to competitors using the same active reference arm as a standard.

Treatment with SLK resulted in unprecedented improvements in composite scores that reflect responses in different domains simultaneously. ACR50+PASI90 up to 59%, ACR 50+PASI 100 up to 52%, ACR 70+PASI 100 up to 48% and MDA up to 61% response. In all composite scores, SLK showed 16-29 ppt differences to the reference adalimumab arm, comparatively higher to competitors using the same reference arm. While the 60mg dose was found to be sufficient to reach high levels of

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
response in the general trial population, the 120mg dose was found to improve responses further in specific patient sub-groups, which suggests two doses being carried over to Phase 3.

The safety profile of SLK was consistent with previous trials with no new safety signals detected. The discontinuation rate of the second part of ARGO remained low at 5%, in line with other SLK trials. Overall, SLK continues to show a favorable safety profile.

Phase 3 Clinical Trials in PsA: The IZAR Program

The IZAR program is expected to enroll approximately 1,500 adult patients across IZAR-1 and IZAR-2. Both are global, randomized, double-blind, placebo-controlled Phase 3 trials designed to evaluate the efficacy and safety of SLK compared with placebo in patients with active PsA, with a primary endpoint of superiority to placebo in ACR50 response at week 16. IZAR-1 is expected to enroll biologic-naïve patients and include an evaluation of radiographic progression, while IZAR-2 is expected to enroll patients with an inadequate response to tumor necrosis factor-α inhibitors (TNF-IR) — reflecting patients commonly seen in clinical practice — and will be the first PsA trial to include risankizumab, a monoclonal antibody that inhibits IL-23, as an active reference arm. Both trials are also designed to assess a range of secondary endpoints reflecting the multiple disease manifestations characteristic of PsA. These include skin and nail outcomes, multidomain outcomes, and patient-reported outcome measures such as pain and quality of life assessments.

The IZAR program will assess 60mg and 120mg doses of SLK (Figure 5). The readout of the primary endpoint for both IZAR-1 and IZAR-2 is anticipated in the first half of 2026.

Figure 5 — Design of the Phase 3 IZAR program in PsA.

Additional Phase 2 Clinical Trial in PsA: The P-OLARIS Trial

The P-OLARIS trial is an open-label imaging Phase 2 trial designed to explore the effects of SLK 60mg administered subcutaneously in 30 patients with seronegative spondyloarthritis which includes PsA. The primary endpoint is the change from baseline (CfB) in [68Ga]-FAPI-46 SUVmax signal per lesion at Week 12, as detected by FAPI-PET/low-dose CT scan. In addition, several other endpoints will be assessed including clinical disease activity scores and patient-related outcomes. The trial also features a peripheral blood and tissue biomarker program. We expect the P-OLARIS trial to provide a more complete picture of SLK's benefit in patients with active PsA and thereby more clearly differentiate SLK, a Nanobody, from monoclonal antibody-based treatment options, including other IL-17A and IL-17F inhibitors. We expect to start enrollment of patients in the first half of 2025 and the topline primary endpoint readout in the first half of 2026.

Phase 2 Clinical Trial in PPP: The LEDA Trial

The LEDA trial is a Phase 2 trial designed to evaluate the efficacy and safety of SLK 120mg administered subcutaneously in adult patients with PPP. The primary endpoint of the trial is percent change from baseline in Palmoplantar Psoriasis Area and Severity Index (ppPASI) with important secondary endpoints including ppPASI75 (at least 75% improvement in the ppPASI). The LEDA trial features an innovative translational research program using peripheral blood and tissue biomarkers as trial controls.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

The trial design has been informed by previous successful studies of SLK, including the landmark Phase 2 MIRA trial in HS, which identified the optimal dosing and demonstrated the potential of SLK to target deep tissue inflammation effectively. The topline primary endpoint readout is expected during 2025.

Phase 2 Clinical Trial in axSpA: the S-OLARIS Trial

The S-OLARIS trial is an open-label imaging Phase 2 proof-of-concept trial aiming to investigate SLK 60mg administered subcutaneously in approximately 25 patients with active axSpA. The primary endpoint is the change from baseline (CfB) at week 12 in the uptake of 18F-NaF in the sacroiliac joints and spine using PET in combination with MRI imaging. Throughout the trial, several other endpoints will be assessed including established clinical disease activity outcomes (e.g., ASAS), scores related to physical function, spinal mobility, and enthesitis as well as patient reported outcomes. The trial also includes an exploratory peripheral blood and tissue biomarker program. The topline primary endpoint readout is expected in early 2026.

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

Ongoing and Planned Clinical Development

Subject to positive results of the LEDA and the S-OLARIS trials, we plan to initiate Phase 3 clinical trials in PPP and axSpA in 2026. Building on the strong data generated with SLK to date, we believe that there are other indications beyond HS, PsA, axSpA and PPP where SLK has the potential to represent a differentiated therapeutic alternative and we may initiate clinical trials of SLK in such other indications.

Manufacturing

We do not own or operate manufacturing facilities and currently have no plans to establish any. We partner with third-party CMOs for both drug substance and finished drug product, through established contracts.

Our current drug substance supplier is Richter BioLogics GmbH & Co. KG (“RHB”) based in Bovenau, Germany. Effective July 1, 2021, we entered into a contract manufacturing agreement with RHB with respect to the manufacture of SLK. We may terminate the contract manufacturing agreement for convenience in accordance with the terms of the agreement. Either

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
party may also terminate the contract manufacturing agreement with respect to an uncured breach by the other party in accordance with the terms of the agreement. The agreement includes confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

MHKDG produced the drug product supply for our Phase 2 clinical trials, the MIRA trial and the ARGO trial. In 2022, we successfully transferred the drug product process to Vetter Pharma International GmbH as part of our strategy to ensure sufficient supply for potential commercialization following all regulatory and related requirements.

In May 2023, we entered into a collaboration agreement with SHL Medical to develop an autoinjector for clinical and potential subsequent commercial supply of SLK. We plan to conduct necessary pharmacokinetic and human factor studies in 2025 to launch SLK with the autoinjector as an approved device for administration of SLK.

Intellectual Property

As of December 31, 2024, we have the exclusive license to a patent family directed to Il-17 Nanobodies, including SLK, and methods of making and using the same derived from International Patent Application PCT/EP2012/058313, published as WO 2012/156219, entitled “Amino Acid Sequences Directed Against IL-17A, IL-17F and/or IL17-A/F and Polypeptides Comprising the Same”. Applications in this family have been filed in the United States, the European Patent Office (EPO), the Eurasian Patent Organization (EAPO), Australia, Brazil, Canada, Chile, China, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, and South Africa. To date, 24 patents have issued and several applications are pending. Three patents have been issued in the United States in this family thus far (U.S. Patent Nos. 10,017,568, 10,829,552 and 11,773,159), all three providing protection until May 2032, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. There are several non-U.S. patents that have been granted or are pending in this family, all of which are expected to have similar expiration dates, absent any extensions that may be available through supplementary protection certificates or similar mechanisms. Additional data exclusivity rights may be applicable.

As of December 31, 2024, our patent portfolio also includes two patent families owned by us directed to uses of Nanobodies, including SLK. One family is derived from International Patent Application PCT/IB2023/054122, published as WO2023/203549, titled “Methods of Achieving Safe and Sustained Control of IL-17-Dependent Conditions in Subjects Responsive to Treatment with an Anti-IL 17A/F Nanobody”. The second family is derived from International Patent Application PCT/IB2024/053796, published as WO2024/218708, and titled “Biomarker-Based Treatment and Diagnostic Methods for IL-17-Dependent Conditions”. The pending patent applications from these families, if issued, have expected expiry dates of no earlier than between 2043 and 2044, not including any patent term extensions and/or patent term adjustments.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
have the first right to file, prosecute and maintain the licensed patents as well as the first right to attempt to resolve any third party infringement.

The License Agreement includes a development plan, subject to specified periodic updates, which describes the plan for developing the licensed products in the initial target indications of HS and PsA, including the plan for conducting clinical trials to obtain regulatory approval in the major European markets, Japan, and the United States (the “Major Markets”). In accordance with the foregoing, we, among other requirements, are obligated to use commercially reasonable efforts to develop one licensed product in at least two indications, including initiating certain Phase 2 trials for the licensed product within a specified period following conclusion of the License Agreement, and launching and commercializing the same in each of the Major Markets within a certain period following receipt of regulatory approval in such respective markets.

The aggregate purchase price in respect of the License Agreement was $29.9 million and consisted of an upfront cash payment by us to MHKDG and an issuance of equity by us to MHKDG, representing a 9.9% ownership stake in our subsidiary, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”), following such issuance. Subject to the terms of the License Agreement, milestone cash payments of up to EUR 307.1 million ($319.3 million using a December 31, 2024 exchange rate) are potentially payable, of which EUR 7.5 million ($8.0 million using the then applicable exchange rate) has been recognized as R&D expense to date. Future milestones will become payable upon regulatory filing acceptances in the US, in the European Union (“EU”) and Japan, first commercial sales in these geographies, and meeting certain annual thresholds in global net sales. In addition, the License Agreement requires us to pay royalties within the range of low to mid-teen percent of net sales. Our obligation to pay royalties are on a licensed product-by-licensed product and country-by-country basis and continue from the date of first commercial sale of a licensed product in a country until the later of (i) ten years from such first commercial sale of such licensed product in such country or (ii) the expiration or invalidation of the last remaining valid claim of a licensed patent covering such licensed product.

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

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
product candidates. Generally, before a new therapeutic product can be marketed, considerable data demonstrating a biological product candidate’s quality, safety, purity and potency, or a small molecule drug candidate’s quality, safety and efficacy, must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. For biological product candidates, potency is similar to efficacy and is interpreted to mean the specific ability or capacity of the product, as indicated by appropriate laboratory tests or by adequately controlled clinical data obtained through the administration of the product in the manner intended, to effect a given result.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-marketing may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications from the sponsor, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our company and our products or product candidates.

U.S. Biologics Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and the Public Health Service Act (the “PHSA”), and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulation;
•submission to the FDA of an Investigational New Drug (“IND”) application, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•approval by an independent institutional review board (“IRB”), or ethics committee at each clinical site before the trial is commenced;
•manufacture of the proposed biologic candidate in accordance with current Good Manufacturing Practices (“cGMPs”);
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a BLA, after completion of all pivotal clinical trials;
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

Preclinical and Clinical Development

Prior to beginning any clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA,

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and data demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. When appropriate, the FDA can permit fulfillment of post-approval requirements for an RMAT that has received accelerated approval through: the submission of clinical evidence, preclinical studies, clinical trials, patient registries or other sources of real world evidence such as electronic health records; the collection of larger confirmatory datasets; or post-approval monitoring of all patients treated with the therapy prior to approval.

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
Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if there is evidence it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Fast track designation, breakthrough therapy designation, RMAT designation and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shorten.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act of 1983, the FDA may grant orphan drug designation to a product candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that product candidate. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or if the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the product was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

There is some uncertainty with respect to the FDA’s interpretation of the scope of orphan drug exclusivity. Historically, exclusivity was specific to the orphan indication for which the drug was approved. As a result, the scope of exclusivity was interpreted as preventing approval of a competing product. However, in 2021, the federal court in Catalyst Pharmaceuticals, Inc. v. Becerra suggested that orphan drug exclusivity covers the full scope of the orphan-designated “disease or condition” regardless of whether a drug obtained approval for a narrower use.

Regulation of Diagnostic Tests

Our product candidates may require use of a diagnostic to identify appropriate patient populations for our product candidates. These diagnostics, often referred to as companion diagnostics, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval (“PMA”). We expect that any companion diagnostic developed for our drug candidates will utilize the PMA pathway.

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

On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel drugs such as our product candidates, a companion diagnostic device and its corresponding drug or biologic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (“IDE”) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug or biologic are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. As part of

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety,purity, and potency or effectiveness of biologics. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

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

Biosimilars and Reference Product Exclusivity

The Affordable Care Act (“ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar”, to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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
The FDA has issued guidance documents intended to inform prospective applicants and facilitate the development of proposed biosimilars and interchangeable biosimilars, as well as to describe the FDA’s interpretation of certain statutory requirements added by the BPCIA.

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
A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In July 2018, the FDA announced an action plan to encourage the development and efficient review of biosimilars, including the establishment of a new office within the agency that will focus on therapeutic biologics and biosimilars. On December 20, 2020, Congress amended the PHSA as part of the COVID-19 relief bill to further simplify the biosimilar review process by making it optional to show that conditions of use proposed in labeling have been previously approved for the reference product, which used to be a requirement of the application. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty. As discussed below, the Inflation Reduction Act of 2022 (“IRA”) is a significant new law that intends to foster generic and biosimilar competition and to lower drug and biologic costs.

Patent Term Extension

In the U.S., after a BLA is approved, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between, the latter of the effective date of an IND and issue date of the patent for which extension is sought, and the submission date of a BLA, plus the time between BLA submission

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
date and the BLA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue licensure with due diligence. The total patent term after the extension may not exceed 14 years from the date of product licensure. Only one patent applicable to a licensed biological product is eligible for extension and only those claims covering the product, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Some, but not all, foreign jurisdictions possess patent term extension or other additional patent exclusivity mechanisms that may be more or less stringent and comprehensive than those of the U.S.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute (“AKS”); the federal False Claims Act (“FCA”); the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar foreign, federal and state fraud, abuse and transparency laws.

The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which can be enforced through civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA.

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

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicaid &Medicare Services (“CMS”) information related to payments or

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
other transfers of value to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning on January 1, 2023, California Assembly Bill 1278 requires California physicians and surgeons to notify patients of the Open Payments database established under the federal Physician Payments Sunshine Act.

We are also subject to federal price reporting laws and federal consumer protection and unfair competition laws. Federal price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/ or discounts on approved products. Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

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

Data Privacy and Security

Numerous state, federal, and foreign laws govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”), and their respective implementing regulations imposes data privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities. These requirements imposed by HIPAA and the HITECH Act on covered entities and business associates include entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present, or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity, and availability of all PHI created, received, maintained, or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.

Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. A covered entity or business associate is also liable for civil money penalties for a violation that is based on an act or omission of any of its agents, which may include a downstream business associate, as determined according to the federal common law of agency. HITECH also increased the civil and criminal penalties applicable to covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.

Even when HIPAA and state health information privacy laws do not apply, according to the FTC and state Attorneys General, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act and state consumer protection laws.

In addition, certain state laws, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CCPA”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household - unless it is subject to HIPAA - and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, also exempt some data processed in the context of clinical trials; but others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, our use of artificial intelligence and machine learning may be subject to laws and evolving regulations regarding the use of artificial intelligence and machine learning, controlling for data bias, and antidiscrimination.

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

Coverage and Reimbursement

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow it to establish or maintain pricing sufficient to realize a sufficient return on its investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Factors payors consider in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•cost-effective; and
•neither experimental nor investigational.

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

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. The IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. On August 29, 2023, HHS announced the list of the first ten drugs subject to price negotiations. These price negotiations occurred in 2024. In January 2025, CMS announced a list of 15 additional Medicare Part D drugs that will be subject to price negotiations. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision requires drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.

In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the IRA among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.

Other legislative changes have been proposed and adopted since the ACA was enacted, including automatic aggregate reductions of Medicare payments to providers of on average 2% per fiscal year as part of the federal budget sequestration under the Budget Control Act of 2011. These reductions went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032, unless additional action is taken by Congress. In addition, the Bipartisan Budget Act of 2018, among other things, amended the Medicare Act (as amended by the ACA) to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs being covered under Medicare Part D.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS adopted a final rule allowing Medicare Advantage Plans the option to use step therapy for Part B drugs, permitting Medicare Part D plans to apply certain utilization controls to new starts of five of the six protected class drugs, and requiring the Explanation of Benefits for Part D beneficiaries to disclose drug price increases and lower cost therapeutic alternatives, which went into effect on January 1, 2021. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

Notwithstanding the IRA, continued legislative and enforcement interest exists in the United States with respect to specialty drug pricing practices. Specifically, we expect regulators to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for its drugs or put pressure on its drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Regulation in the European Union

European Data Laws

The collection and use of personal health data and other personal data in the EU is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), which came into force in May 2018, and related data protection laws in individual EU Member States. The GDPR imposes a number of strict obligations and restrictions on the ability to process, including collecting, analyzing and transferring, personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the European Economic Area (“EEA”) that are not considered by the European Commission (“EC”) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on SCCs, data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework. With regard to the transfer of data from the EU to the United Kingdom (“UK”), personal data may freely flow from the EEA to the UK since the UK is deemed to have an adequate data protection level. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU. Furthermore, there are specific requirements relating to processing health data from clinical trials, including public disclosure obligations provided in the EU Clinical Trials Regulation No. 536/2014 (“the Clinical Trials Regulation or CTR”), EMA disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results.

Additionally, following the UK’s withdrawal from the EU and the EEA, companies also have to comply with the UK’s data protection laws (including the UK GDPR (as defined in section 3(10) (as supplemented by section 205(4)) of the Data Protection Act 2018 (the “DPA 2018”)), the DPA 2018, and related data protection laws in the UK). Separate from the fines that can be imposed by the GDPR, the UK regime has the ability to fine up to the greater of £17.5 million or 4% of global turnover. Companies are subject to specific transfer rules under the UK regime which broadly mirror the GDPR rules. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (“Addendum”) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the old SCCs for the purposes of the UK regime. Regarding transfers from the UK to the EEA, personal data may flow freely since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the United States, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the transfer is to a U.S. company participating in the EU-US Data Privacy Framework and the UK Extension.

Drug and Biologic Development Process

Regardless of where they are conducted, all clinical trials included in applications for marketing authorization (“MA”) for human medicines in the EU/EEA must have been carried out in accordance with EU regulations. This means that clinical trials conducted in the EU/EEA have to comply with EU clinical trial legislation but also that clinical trials conducted outside the EU/EEA have to comply with ethical principles equivalent to those set out in the EEA, including adhering to international good clinical practice and the Declaration of Helsinki.

The conduct of clinical trials in the EU is governed by the CTR, which entered into force on January 31, 2022. The CTR replaced the Clinical Trials Directive 2001/20/EC (“Clinical Trials Directive”) and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
Under the former regime, which will expire after a transition period of three years as outlined below in more detail, before a clinical trial can be initiated, it must be approved in each EU member state where there is a site at which the clinical trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority (the “NCA”) and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU member state before the commencement of the trial. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU Member State where they occur.

A more unified procedure will apply under the new CTR. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal (“the Clinical Trials Information System or CTIS”). One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application and will consult and coordinate with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. The CTR foresees a three-year transition period. EU Member States will work in the CTIS immediately after the system has gone live. Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory and CTIS serves as the single-entry point for submission of clinical trial-related information and data. By January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS. On July 19, 2023, the EC published guidance concerning the steps to be taken in this transition. This guidance provides, among other things, that (i) documentation which was previously assessed will not be reassessed, (ii) templates that were developed and endorsed by the EU Clinical Trials Expert Group to provide compliance with the CTR do not need to be updated and (iii) there is no need to retrospectively create a site suitability form, which are only necessary for new trial sites.

Under both the former regime and the new CTR, national laws, regulations, and the applicable GCP and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, (“ICH”), guidelines on Good Clinical Practice and the ethical principles that have their origin in the Declaration of Helsinki.

During the development of a medicinal product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (the “CHMP”), on the recommendation of the Scientific Advice Working Party (“SAWP”). A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”), of the product concerned.

Drug Marketing Authorization

In the EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a MA. To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.

To be used or sold in the UK, a drug must have an effective MA obtained by a centralized application through EMA or a national application. National applications are governed by the Human Medicines Regulations (SI 2012/1916). Applications are made electronically through the Medicines and Healthcare products Regulatory Agency (“MHRA”) Submissions Portal. The process from application to authorizations generally takes up to 210 days, excluding time taken to provide any additional information or data required by the MHRA.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Reliance Procedure (IRP) for MAAs. The IRP applies since January 1, 2024 and replaces existing EU reliance procedures to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows medicinal products approved in other jurisdictions that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

Centralized Authorization Procedure

The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the EMA, that is valid for all EU Member States as well as in the three additional EEA Member States (Norway, Iceland, and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy, or tissue engineered medicines) and medicinal products with a new active substance indicated for the treatment of certain diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a MA through the centralized procedure.

Under the centralized procedure, the CHMP, established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.

Decentralized Authorization Procedure

Medicines that fall outside the mandatory scope of the centralized procedure have three routes to authorization: (i) they can be authorized under the centralized procedure if they concern a significant therapeutic, scientific or technical innovation, or if their authorization would be in the interest of public health; (ii) they can be authorized under a decentralized procedure where an applicant applies for simultaneous authorization in more than one EU member state; or (iii) they can be authorized in an EU member state in accordance with that state’s national procedures and then be authorized in other EU countries by a procedure whereby the countries concerned agree to recognize the validity of the original, national MA (mutual recognition procedure).

The decentralized procedure permits companies to file identical MA applications for a medicinal product to the competent authorities in various EU Member States simultaneously if such medicinal product has not received marketing approval in any EU Member State before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU Member State, the reference EU member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned member states, are subsequently required to grant a MA for their territories on the basis of this assessment. The only exception to this is where the competent authority of an EU Member State considers that there are concerns of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU Member States.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

Risk Management Plan

All new MAAs must include a Risk Management Plan (“RMP”) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. An updated RMP must be submitted: (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. Since October 20, 2023, all RMPs for centrally authorized products are published by the EMA, subject only to limited redactions.

MA Validity Period

MAs have an initial duration of five years. After these five years, the authorization may subsequently be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.

Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid. For the UK, the period of three years during which the drug has not been marketed in Great Britain will be restarted from the date of conversion to a Great Britain MA. Conversion refers to the procedure by which, as of January 1, 2021, MAs granted on the basis of a centralized procedure in the EU are only valid in Northern Ireland but not in Great Britain, whereas, prior EU authorizations have all been automatically converted into UK MAs effective in Great Britain only.

On the other hand, for the EU, in the case the drug has been marketed in the UK, the placing on the UK market before the end of the period starting when the UK left the EU on January 31, 2020 and ending on December 31, 2020 (the Brexit Transition Period) will be taken into account. If, after the end of the Brexit Transition Period, the drug is not placed on any other market of the remaining member states of the EU, the three year period will start running from the last date the drug was placed on the UK market before the end of the Brexit Transition Period.

Advanced Therapy Medicinal Products

In the EU, medicinal products, including advanced therapy medicinal products (“ATMPs”) are subject to extensive pre-and post-market regulation by regulatory authorities at both the EU and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products, which are genes, cells or tissues that have undergone substantial manipulation and that are administered to human beings in order to cure, diagnose or prevent diseases or regenerate, repair or replace a human tissue. Pursuant to Regulation (EC) No 1394/2007, the Committee for Advanced Therapies (“CAT”) is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CHMP and CAT are also responsible for providing guidelines on ATMPs. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs. Although such guidelines are not legally binding, compliance with them is often necessary to gain and maintain approval for product candidates.

In addition to the mandatory RMP, the holder of a MA for an ATMP must put in place and maintain a system to ensure that each individual product and its starting and raw materials, including all substances coming into contact with the cells or tissues it may contain, can be traced through the sourcing, manufacturing, packaging, storage, transport and delivery to the relevant healthcare institution where the product is used.

Data and Market Exclusivity

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
As in the United States, it may be possible to obtain a period of market and / or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received a MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market. Innovative medicinal products, referred to as New Chemical Entities (“NCEs”) approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.

An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.

The data exclusivity period begins on the date of the product’s first MA in the EU. After eight years, a generic product application may be submitted, and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial change was authorized).

Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the European Union’s regulatory authorities to include an NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. The current draft envisages e.g., a shortening of the periods of data exclusivity, however, there is currently neither a final version of this draft nor a date for its entry into force. While the European Parliament adopted its approving position on the reform on April 10, 2024, no further required legislative steps have been taken since.

Orphan Designation and Exclusivity

The criteria for designating an orphan medicinal product in the European Union are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a MA, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for MA of the medicinal product is submitted. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional MA.

The EMA’s Committee for Orphan Medicinal Products (“COMP”) reassesses the orphan drug designation of a product in parallel with the review for a MA; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of MA review by the EMA and approval by the EC. Additionally, any MA granted for an orphan

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a MA, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.

During the 10-year period of market exclusivity, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for MA, accept an application to extend an existing MA or grant a MA for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics (“SmPC”) addressing the pediatric population and completed in accordance with a fully compliant Pediatric Investigation Plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, i.e. the condition prevalence or financial returns criteria under Article 3 of Regulation (EC) No. 141/2000 on orphan medicinal products. When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, a MA may be granted to a similar medicinal product (orphan or not) for the same or overlapping indication subject to certain requirements.

In the UK, following the post-Brexit transition period, a system for incentivizing the development of orphan medicines was introduced. Overall, the requirements for orphan designation largely replicate the requirements in the EU and the benefit of market exclusivity has been retained. Products with an orphan designation in the EU can be considered for an orphan MA in Great Britain, but a UK-wide orphan MA can only be considered in the absence of an active EU orphan designation. The MHRA will review applications for orphan designation at the time of a MA, and will offer incentives, such as market exclusivity and full or partial refunds for MA fees to encourage the development of medicines in rare diseases.

Pediatric Development

In the EU, companies developing a new medicinal product are obligated to study their product in children and must therefore submit a PIP, together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee (“PDCO”). Companies must conduct pediatric clinical trials in accordance with the PIP approved by the EMA, unless a deferral (e.g. until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g. because the relevant disease or condition occurs only in adults) has been granted by the EMA. The MAA for the medicinal product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Medicinal products that are granted a MA on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when a MA holder wants to add a new indication, medicinal form or route of administration for a medicine that is already authorized and covered by intellectual property rights.

In the UK, the MHRA has published guidance on the procedures for UK Pediatric Investigation Plans (“PIPs”) which, where possible, mirror the submission format and requirements of the EU system. EU PIPs remain applicable for Northern Ireland and EU PIPs agreed by the EMA prior to January 1, 2021 have been adopted as UK PIPs.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines (“PRIME”), scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small-and medium-sized enterprises may qualify for

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or from CAT are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

Post-Approval Regulation

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the EU Member States. This oversight applies both before and after grant of manufacturing licenses and MAs. It includes control of compliance with EU good manufacturing practices rules, manufacturing authorizations, pharmacovigilance rules and requirements governing advertising, promotion, sale, and distribution, recordkeeping, importing and exporting of medicinal products.

Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU laws and the related national laws of individual EU Member States governing the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of MA, statutory health insurance, bribery and anti-corruption or other applicable regulatory requirements may result in administrative, civil or criminal penalties.

These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The holder of a MA for a medicinal product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. These pharmacovigilance rules can impose on holders of MAs the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of Periodic Safety Update Reports (“PSURs”), in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase IV safety studies. If the EC agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the MA holder to fulfill the obligations for which the EC’s decision provides can undermine the ongoing validity of the MA.

More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the MA for the product or imposition of financial penalties or other enforcement measures.

The manufacturing process for pharmaceutical products in the European Union is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
Practice (“GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation. Similarly, the distribution of pharmaceutical products into and within the European Union is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP, before releasing the product for commercial distribution in the European Union or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.

Sales and Marketing Regulations

The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the MA granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals. EU regulation with regards to dispensing, sale and purchase of medicines has generally been preserved in the UK following Brexit, through the HMRs. However, organizations wishing to sell medicines online need to register with the MHRA. Following Brexit, the requirements to display the common logo no longer apply to UK-based online sellers, except for those established in Northern Ireland.

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

Payments made to physicians in certain EU Member States also must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her regulatory professional organization, and/or the competent authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. In the UK, the pharmaceutical sector is recognized as being particularly vulnerable to corrupt practices, some of which fall within the scope of the Bribery Act 2010. Due to the Bribery Act 2010’s far-reaching territorial application, the potential penalized act does not have to occur in the UK to become within its scope. If the act or omission does not take place in the UK, but the person’s act or omission would constitute an offense if carried out there and the person has a close connection with the UK, an offense will still have been committed. The Bribery Act 2010 is comprised of four offenses that cover (i) individuals, companies and partnerships that give, promise or offer bribes, (ii) individuals, companies and partnerships that request, agree to receive or accept bribes,(iii) individuals, companies and partnerships that bribe foreign public officials and (iv) companies and partnerships that fail to prevent persons acting on their behalf from

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
paying bribes. The penalties imposed under the Bribery Act 2010 depend on the offence committed, harm and culpability and penalties range from unlimited fines to imprisonment for a maximum term of ten years and in some cases both.

Regulations in the UK and Other Markets

The UK formally left the EU on January 31, 2020 and EU laws now only apply to the UK in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland and as amended by the Windsor Framework sets out a long-term set of arrangements for the supply of medicines into Northern Ireland.
The EU and the UK have agreed on a trade and cooperation agreement (“TCA”), which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP issued documents. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.

The UK government has adopted the Medicines and Medical Devices Act 2021 (the “MMDA”) to enable the UK’s regulatory frameworks to be updated following the UK’s departure from the EU. The MMDA introduces regulation-making, delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The MHRA has since been consulting on future regulations for medicines and medical devices in the UK. The MMDA supplements the UK Medical Devices Regulations 2002 (the “Regulations”), which are based on the EU Medical Devices Directive as amended to reflect the United Kingdom’s post-Brexit regulatory regime. Notably, the Regulations do not include any of the revisions that have been made by the EU Medical Devices Regulation (EU) 2017/745, which has gained full application in all EU Member States since May 26, 2021 but is not applicable in the UK as “retained law”. Additionally, the MHRA launched a comprehensive consultation in 2021 with proposals to amend the regulatory framework for medical devices in the United Kingdom. The stated objectives of the proposals include expansion of the scope of the Regulations (for example, by expanding the in vitro diagnostic medical device definition to include software and other products, including products without an intended medical purpose but with similar functioning and risk profiles) and potentially through use of internationally recognized definitions (for example, by excluding products that contain viable biological substances and excluding food), remove trade barriers, further the availability of medical devices and improve the favorability of the UK market. The consultation period closed on November 25, 2021 and on June 26, 2022, the MHRA published a response to its consultation, which sets out the proposed new UK regulatory framework for medical devices and in vitro diagnostic medical devices. The proposals are intended to improve patient safety and public health through appropriate regulatory oversight, improve the traceability of medical devices, improve the regulation of the rules governing software and AI as medical devices and introduce alternative routes to market to ensure the UK aligns with any superior international best practices. Core aspects of the new framework are expected to apply from July 1, 2025 with appropriate transitional measures and the introduction of secondary legislation.
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

Additional Regulation

In addition to the foregoing, local, state and federal laws, including in the United States and Israel, regarding such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous or biohazardous substances, we could be liable for damages, environmental remediation, and/or governmental fines. We believe that we are in material compliance with applicable environmental laws

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
and occupational health and safety laws that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations. We may incur significant costs to comply with such laws and regulations now or in the future.

Human Capital

Our Employees

We have grown to a team of approximately 100 employees as of December 31, 2024. Our employees are based in the following countries: Switzerland, the United Kingdom, Portugal and Belgium. Our highly qualified and experienced team includes scientists, physicians and professionals across clinical development, regulatory affairs, manufacturing, medical affairs, commercialization, finance and other important functions that are critical to our success. We also leverage certain external experts in drug development and corporate functions to provide flexibility for our business needs.

We expect to continue to hire additional employees in 2025 and beyond to expand our expertise and bandwidth across functions. We expect to establish a presence in the United States by early 2026. We continue to evaluate our business needs and opportunities.

Our Culture

We believe that the success of our human capital management investments is evidenced by our low employee turnover, a metric which is regularly reviewed by our board of directors (the “Board of Directors”) as part of its oversight of our human capital strategy.

Employee Engagement, Talent Development & Benefits.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries, bonuses, and opportunities for equity ownership.

Employee and Visitor Safety Protocols

We strive to follow applicable health and safety guidelines to protect the well-being of our employees and visitors.

Inclusion

Much of our success is rooted in our commitment to inclusion and equal employment opportunity. We value diversity at all levels. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.

Our Corporate Information

We were originally incorporated on August 13, 2020 in the Cayman Islands as a special purpose acquisition company under the name Helix Acquisition Corp., and our subsidiary, MoonLake AG, was incorporated in Switzerland in 2021. In connection with the consummation of the Business Combination (as defined in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations), we changed our name from Helix Acquisition Corp. to MoonLake Immunotherapeutics. Our principal executive office is located in Dorfstrasse 29, 6300, Zug, Switzerland.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
our website address does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of this Annual Report on Form 10-K.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Annual Report on Form 10-K. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
•Geopolitical events and global economic conditions, such as public health crises, the conflicts between Russia and Ukraine and in the Middle East, could seriously and adversely affect our preclinical studies and ongoing and anticipated clinical trials, business, financial condition and results of operations.

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

Due to the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We may never succeed in these activities and, even if we succeed in commercializing SLK, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
sustain or increase profitability on a quarterly or annual basis and we may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable could decrease the value of our shares and impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. Further, we may encounter unexpected expenses, challenges and complications from known and unknown factors.

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

We have incurred net losses in each period since we commenced operations on March 10, 2021. Our net losses were $121.2 million for the year ended December 31, 2024. We expect to continue to incur significant losses for the foreseeable future. Our failure to become profitable would decrease the value of our Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our Company could also cause you to lose all or part of your investment.

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

We do not have any committed external sources of funds and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our shareholders or the failure to obtain such financing may restrict our operating activities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a shareholder. Debt financing may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to SLK, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide,

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
including resulting from public health crises, the conflict between Russia and Ukraine or the conflicts in the Middle East. If our costs, in particular costs related to clinical development, manufacture and supply, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition. Our failure to raise capital as and when needed or on acceptable terms has in the past had, and in the future may have, a negative impact on our financial condition and our ability to pursue our business strategy, and we have in the past had to, and in the future may have to, delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
We are developing therapies for patients with inflammatory skin and joint diseases with unmet needs. In particular, we are developing a portfolio of therapeutic indications for SLK, and are initially focused on the development of SLK in inflammatory diseases including HS, PsA, axSpA and PPP. In May 2022, we initiated our MIRA trial, and in October 2023, we announced full 24-week data from the global Phase 2 MIRA clinical trial. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies supporting our proposed approach for advancing to Phase 3 with the VELA program. In May 2024, we announced the screening of the first patients in the VELA-1 and VELA-2 trials. In December 2022, we initiated our ARGO trial, and in March 2024, we announced full 24-week data from the ARGO trial. In June 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies supporting our proposed approach for advancing to Phase 3 with the IZAR program. In November 2024, we announced the screening of the first patients in the IZAR-1 and IZAR-2 trials. In January 2025, we announced the screening of the first patients in the VELA-TEEN trial in adolescent HS, in the LEDA trial in PPP and in the S-OLARIS trial in axSpA.

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

We are a holding company and have no material assets other than cash and our ownership of Class V shares in MoonLake AG and common shares in MoonLake AG (“MoonLake AG Common Shares”). As such, we have no independent means of generating revenue or cash flow, besides interest income on cash held depository institutions, if any, and our ability to pay taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of MoonLake AG and its subsidiaries, and distributions we receive from MoonLake AG. There can be no assurance that MoonLake AG and its subsidiaries will generate sufficient profits and/or cash flow to distribute funds to us, or that applicable laws and contractual restrictions, including negative covenants in any debt agreements of MoonLake AG or its subsidiaries, will permit such distributions.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

If the market opportunities for our approved product candidates, if any, are smaller than we expect, it could materially and adversely affect our financial condition and results of operation.

If the market opportunity for our products, if approved, is smaller than we expect, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business even if we obtain significant market share for them. The potentially addressable patient population for our products may be limited or may not be amenable to treatment with our products, and new patients may become increasingly difficult to identify or access, which would adversely affect our results of operations and our business.

Even if SLK or other compounds we may develop are successful in clinical trials and receive regulatory approvals, we or our collaboration partners may not be able to successfully commercialize them.
The development and ongoing clinical trials for SLK and other compounds we may develop may not be successful and, even if they are, the resulting products may never be successfully developed into commercial products or gain market acceptance among physicians, patients, healthcare payors or the medical community. Even if we are successful in our clinical trials and in obtaining other regulatory approvals, our products may not reach or remain in the market for a number of reasons including ineffectiveness, harmful side effects, difficulty in scaling manufacturing, political and legislative changes, or competition from other existing or future alternatives. In addition, we currently have limited commercialization expertise, including sales, marketing or distribution capabilities. Advancing SLK through Phase 3 development and regulatory approval will require us to expand commercialization preparation activities and incur related expenses before we obtain final trial results and know whether the VELA-1, VELA-2, VELA-TEEN, IZAR-1 and IZAR-2 trials will support regulatory approval. If we are unable to adequately prepare the market for the potential future commercialization of SLK, we may not be able to generate product revenue once marketing authorization is obtained.
If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements on commercially reasonable terms, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
•continue to be subject to post-marketing testing requirements from the FDA, EMA or other regulatory authorities; or
•experience having the product removed from the market after obtaining regulatory approval.

We are substantially dependent on the success of SLK, and our ongoing and anticipated clinical trials of SLK may not be successful.

Our future success is substantially dependent on our ability to successfully develop SLK for future marketing approval, and then successful commercialization. We are investing a majority of our efforts and financial resources into the research and development of SLK. In October 2023, we announced full 24-week data from the global Phase 2 MIRA clinical trial in HS. In May 2024, we announced the screening of the first patients in the Phase 3 VELA-1 and VELA-2 trials in HS. We expect primary endpoint data from the VELA trials as of mid-2025. In March 2024, we announced full 24-week data from the Phase 2 ARGO trial in PsA. We commenced the Phase 3 IZAR program in PsA in November 2024 and expect primary endpoint data in the first half of 2026. In January 2025, we announced that first patients have been screened in the Phase 3 VELA-TEEN trial in adolescent HS, in the Phase 2 LEDA trial in PPP, and in the Phase 2 S-OLARIS trial in axSpA. We expect primary endpoint data from the LEDA trial in 2025, the VELA-TEEN trial in 2026 and the S-OLARIS trial in 2026.

SLK may require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote SLK before we receive marketing approval from the FDA, EMA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that SLK is safe and efficacious before we can seek marketing approvals for commercial sale. Demonstrations of efficacy or an acceptable safety profile in prior preclinical studies and earlier stage clinical trials of SLK does not mean that future clinical trials will yield the same results. For instance, we do not know whether SLK will perform in future clinical trials as SLK has performed in preclinical studies and prior clinical trials conducted by us, MHKDG, Avillion or Ablynx. SLK may fail to demonstrate in later-stage clinical trials sufficient safety and efficacy to the satisfaction of the FDA, EMA, and other comparable foreign regulatory authorities despite having progressed through preclinical studies and earlier stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety or efficacy results in preclinical studies or earlier-stage trials, which could prevent us from conducting the clinical trials we currently anticipate. There is no guarantee that the FDA, EMA, and other comparable foreign regulatory authorities will consider the data obtained from prior SLK trials sufficient to allow us to initiate our planned clinical trials within the timelines we anticipate,

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
or at all. Even if we are able to initiate our planned clinical trials on schedule, there is no guarantee that we will be able to complete such trials on the timelines we anticipate or that such trials will produce positive results. Any limitation on our ability to conduct clinical trials could delay or prevent regulatory approval or limit the size of the patient population that can be treated by SLK, if approved.

Preclinical and clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results.

Before obtaining marketing approval from regulatory authorities for commercialization of SLK, we must complete clinical trials to demonstrate the safety and efficacy of SLK in humans and in selected diseases. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure of one or more clinical trials can occur at any stage. The outcome of preclinical studies and prior clinical trials may not be predictive of the success of later clinical trials, and the outcome of preclinical studies and prior clinical trials for a product candidate for a particular indication may not be predictive of the success of preclinical studies and clinical trials for the same product candidate for a different indication. In particular, in October 2023, we announced full 24-week data from the global Phase 2 MIRA clinical trial in HS and, in March 2024, we announced full 24-week data from the global Phase 2 ARGO trial in PsA. In May 2024, we announced the screening of the first patients in the Phase 3 VELA program in HS and we expect primary endpoint data as of mid-2025. We commenced the Phase 3 IZAR program in PsA in November 2024 and expect primary endpoint data in the first half of 2026. Although data from the Phase 2 MIRA and ARGO clinical trials for SLK in patients established SLK as a highly promising and differentiated therapeutic solution in HS and PsA, respectively, the Phase 3 VELA trials and the Phase 3 IZAR trials of the efficacy of SLK in patients with HS and PsA, respectively, may not yield similar results. If a Phase 3 study is conducted for SLK in patients with PSO, the outcome may be different than those observed in the Phase 2 trial. In addition, we may not observe positive results in our clinical trials for other indications, including adolescent HS, axSpA and PPP. Unexpectedly favorable results of comparator arms in any trial could lead to unfavorable comparisons to SLK. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

In particular, pharmaceutical companies that develop and/or market products for the indications we are pursuing, including HS and PsA, are likely to represent substantial competition. These include companies developing and/or marketing IL-17A inhibitors (such as Novartis AG, Eli Lilly and Co, Zura Bio Ltd and LEO Pharma), IL-23 inhibitors (such as AbbVie, Janssen, Sun Pharmaceutical and Almirall), IL-12/23 inhibitors (including Janssen), TNF alpha inhibitors (such as AbbVie, Pfizer, Janssen and UCB), TYK2 inhibitors (such as Bristol Myers Squibb), JAK inhibitors (such as AbbVie, Incyte and Pfizer), IL1a/IL1b inhibitors (such as Abbvie), OX40L inhibitors (such as Sanofi), and IRAK4 degraders (such as Kymera Therapeutics Inc). It also includes UCB as the development and commercializing company for bimekizumab, the only other IL-17A and IL-17F inhibitor beyond SLK that has received approval or is in late-stage clinical development of which we are aware. Other IL-17A and IL-17F inhibitors are in preclinical development stages, including molecules being developed by Protagonist Therapeutics, Inc., Oruka Therapeutics, Inc. and Scinai Immunotherapeutics Ltd. While SLK represents a novel mechanism of action, all of the above mechanisms are also of potential therapeutic use in one or more other indications that we are or may be pursuing. If SLK does not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize SLK. Our competitors may also develop

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

Geopolitical events and global economic conditions, such as public health crises, the conflicts between Russia and Ukraine and in the Middle East, could seriously and adversely affect our preclinical studies and ongoing and anticipated clinical trials, business, financial condition and results of operations.

As a result of global economic conditions, including new or increased tariffs and other barriers to trade, trade and other international disputes, inflation and fluctuating interest rates, slower growth or recession, tighter credit, volatility in financial markets, high unemployment, labor availability constraints, public health crises, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics, particularly in the pharmaceutical and biotech areas, political and military conflict, including the conflicts between Russia and Ukraine and in the Middle East, we may in the future experience disruptions that could seriously harm our business. Potential disruptions include but are not limited to: delays or difficulties in enrolling patients in, initiating or expanding our clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff; increased rates of patients withdrawing from our clinical trials following enrollment as a result of certain health conditions or being forced to quarantine; interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed; recommendations by federal, state or local governments, employers and others or interruptions of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical trial endpoints; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors; interruption or delays in the operations of the FDA, EMA, and comparable foreign regulatory authorities including delays in receiving approval from local regulatory authorities to initiate

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
our planned clinical trials; interruption of, or delays in receiving, supplies of SLK from our CMOs due to staffing shortages, raw materials shortages, production slowdowns or stoppages and disruptions in delivery systems; and limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions.

Geopolitical events and global economic conditions may also affect the ability of the FDA, EMA, and other regulatory authorities to perform routine functions. If such concerns prevent the FDA, EMA, or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA, EMA, or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

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

The FDA’s, EMA’s and other regulatory comparable authorities’ policies may change and additional government regulations may be enacted that could prevent, limit, delay, increase the cost or risks of obtaining regulatory approval of our product candidates, or change our continuing compliance obligations, including if as a result new or more costly or difficult to achieve clinical trial or manufacturing quality requirements are imposed. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

Disruptions at the FDA, the SEC and other government agencies and regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review regulatory filings and our ability to commence human clinical trials can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities, may also slow the time necessary for the review and approval of applications for clinical trial or marketing authorization, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Additionally, action by the new Trump Administration to limit federal agency budgets or personnel may result in reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

The healthcare system is under significant financial pressure to reduce costs, which could reduce payment and reimbursement rates for drugs.

Throughout the world and particularly in the United States, the healthcare system is under significant financial pressure to reduce costs. The price of pharmaceuticals has been a topic of considerable public discussion that could lead to price controls or other price-limiting strategies by payors that have the effect of lowering payment and reimbursement rates for drugs or otherwise making the commercialization of pharmaceuticals less profitable. Many federal, state and foreign legislatures have considered, and adopted, healthcare policies intended to curb rising healthcare costs, such as the Inflation Reduction Act of 2022, which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms or the EU's Pharmaceutical Strategy of 2020. Cost-containment measures that we could face may include, among other measures: requirements for pharmaceutical companies to negotiate prescription drug prices with government healthcare programs; controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs, including if drug prices increase at a higher rate than inflation; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. Political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing. These developments could, for example, impact our potential licensing agreements as commercial and collaborative partners may also consider the impact of these pressures on their licensing strategies.

Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our product candidates. The implementation of any price controls, caps on prescription drugs or price transparency requirements could adversely affect our business, operating results and financial condition.

Pharmaceutical and biological product marketing is subject to substantial regulation in the U.S. and EU, and any failure by us or our future commercial and collaborative partners to comply with applicable statutes or regulations can adversely affect our business.

Any marketing activities associated with our product candidates, if approved for commercialization, will be subject to numerous federal, state and equivalent foreign laws governing the marketing and promotion of pharmaceutical and biological products. The FDA and EMA regulate post-approval promotional labeling and advertising in the United States and EU, respectively, to ensure that they conform to statutory and regulatory requirements. In addition to FDA and EMA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. Similarly, many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payor. In addition, government authorities may also seek to hold us responsible for any failure of our future commercialization or collaborative partners to comply with applicable statutes or regulations. If we, or our commercial or collaborative partners, fail to comply with applicable FDA or EMA regulations or other laws or regulations relating to the marketing of our product candidates, if approved for commercialization, we could be subject to criminal prosecution, civil penalties, seizure of

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
products, injunctions and exclusion of our product candidates from reimbursement under government programs, as well as other regulatory or investigatory actions against our future product candidates, our commercial or collaborative partners or us.

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

The collection and use of personal health data and other personal data in the EU is governed by the provisions of the GDPR, which became applicable in May 2018, and related data protection laws in individual EU Member States. The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collecting, analyzing and transferring) personal data of individuals, including with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to national data protection authorities and data subjects, the measures to be taken when engaging processors, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.

The GDPR also imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the EU Commission to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”), as updated in 2021. In this respect, when relying on SCCs, the data exporters are required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of personal data from the EEA to the United States, on July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to United States companies participating in the framework. With regard to the transfer of data from the EU to the United Kingdom, on

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
June 28, 2021, the EC adopted two adequacy decisions for the UK – one under the GDPR and the other for the Law Enforcement Directive. Personal data may now freely flow between the EEA and the UK since the UK is deemed to have an adequate data protection level for purposes of the EU regime. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global turnover of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU.

Furthermore, there are specific requirements relating to processing health data from clinical trials, including public disclosure obligations provided in the EU CTR, EMA disclosure initiatives and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results.

Additionally, following the UK’s withdrawal from the EEA, known as Brexit, companies also have to comply with the UK’s data protection laws (including the GDPR, as incorporated into UK national law), the latter regime having the ability to impose fines up to the greater of £17.5 million or 4% of global turnover. Furthermore, transfers from the UK to other countries are subject to UK international transfer rules, which broadly mirror the EU GDPR rules. Personal data may however freely flow from the UK to the EEA since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. With regard to the transfer of personal data from the UK to the United States, from October 12, 2023, businesses in the UK can start to transfer personal data to US organizations certified to the “UK Extension to the EU-US Data Privacy Framework” under the UK GDPR, without the need for further safeguards. On March 21, 2022, the international data transfer agreement (IDTA) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (Addendum), and a document setting out transitional provisions came into force and replaced the old EU SCCs for purposes of the UK regime.

Furthermore, processing of personal data in Switzerland is governed by restrictive regulations, in particular the Federal Act on Data Protection (the “FDAP”), of September 25, 2020, as revised by the new FDAP, which came into force on the September 1, 2023. The FDAP is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data and taking certain measures when engaging processors. Breaches of or non-compliance with applicable data protection regulations and professional secrecy obligations could result in fines, or, under certain circumstances, criminal sanctions.

The collection and use of personal health data and other personal data in the US is governed by various federal and state laws, including comprehensive state privacy laws (including CCPA), data breach notification laws, health privacy laws (such as HIPAA and state health privacy laws), federal and state consumer protection laws, and Section 5 of the FTC Act. Failure to comply with these laws can result in fines (including statutory damages for certain privacy laws), third party liabilities, regulatory inquiries and enforcement, legal fees, and legal claims.

Finally, we cannot assure that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable, personal information, personal data, and other sensitive or confidential information will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations, and financial condition. We cannot assure that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, use, storage, and transmission of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of these laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We engage third parties for clinical trials and to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
We are dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain qualified managerial, scientific and medical personnel. We are dependent on our managerial, scientific and medical personnel, including our Chief Executive Officer, our Chief Scientific Officer, and our Chief Financial Officer. If we do not succeed in attracting and retaining qualified personnel, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts. Furthermore, we are dependent on our ability to attract, hire, relocate and retain qualified managerial, scientific and medical personnel from jurisdictions other than Switzerland, the United Kingdom, Portugal and Belgium. Therefore, Swiss, British, Portuguese and Belgian immigration requirements have a significant influence on our human resources planning. Immigration applications can take several months or more to be finalized. If we are unable to complete the requisite visa applications, either as a result of changing requirements or otherwise, our ability to successfully implement our business strategy could suffer, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We intend to establish a presence in the United States in order to build the sales, marketing and distribution infrastructure to commercialize SLK. Certain of the locations that we are considering for such presence are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in such locations is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of medical affairs, marketing, sales, market access and pricing and, potentially, others. To manage our anticipated future growth, we must continue to implement and develop our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

A cybersecurity incident or failure in our information technology and storage systems or those of third parties upon whom we rely could significantly disrupt the operation of our business and adversely impact our financial condition.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (“IT”) systems or those of third parties upon whom we rely. IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters (such as a tornado, an earthquake, or a fire). Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses, and similar disruptive problems. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently, and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If the IT systems are compromised, we could be subject to fines, damages, litigation, and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. Despite precautionary measures designed to prevent unanticipated problems that could affect the IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business. In addition, the failure of our systems, maintenance problems, upgrading or transitioning to new platforms, or a cybersecurity incident could result in delays and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from ransomware and other cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. In addition, techniques used to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to prevent such an event. Further, cybersecurity breaches or other cybersecurity incidents may allow hackers access to our preclinical compounds, strategies, discoveries, trade secrets, and/or other confidential information. Additionally, sensitive data could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, vendors’ or partners’ use of generative AI technologies. To the extent that any disruption or cybersecurity incident were to result in a loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability, including under laws and regulations governing the protection of protected health information and other personal data, and reputational damage and the development and commercialization of SLK could be delayed. The risk of a cybersecurity incident or other informational technology disruption, particularly through cyber-attacks, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

Moreover, we have not yet completed the development of the autoinjector device for SLK, which includes the conduct of pharmacokinetic and human factor studies, and may not be able to do.

We may, in the future, form or seek collaborations or strategic alliances or enter into licensing arrangements, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or drug candidates or which effectively prevent others from commercializing competitive technologies and drug candidates. The patent examination process may require us or our licensors to narrow the scope of the claims of our or our licensors’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent application from being issued as a patent.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

Moreover, we or our licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or SLK and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize SLK. In addition to seeking patents for some of our technology and SLK, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. As our organization grows, so does the risk of unauthorized disclosure of confidential information. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors and those affiliated with or controlled by state actors. In addition, while we undertake efforts to protect our trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is challenging and the outcome is unpredictable. In addition, courts outside of the U.S.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

Risks Related to Our Class A Ordinary Shares

The price of our shares has been, and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our Class A Ordinary Shares has been and may continue to be highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control, including the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. The realization of any of these factors has had and may continue to have an adverse impact on the market price of our Class A Ordinary Shares.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant portion of our outstanding voting common stock. These shareholders, acting together, may be able to impact matters requiring shareholder approval. They may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our shareholders. The interests of this group of shareholders may not always coincide with your interests or the interests of other shareholders and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their shares, and might affect the prevailing market price for our Class A Ordinary Shares.

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

These provisions provide for, among other things:
•establishing a classified Board of Directors;
•allowing the Board of Directors to issue one or more series of preference shares;
•establishing advance notice for nominations of directors by members and for members to include matters to be considered at general meetings;
•eliminating the ability of members to fill vacancies on the Board of Directors;
•establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by at our annual general meetings;
•permitting the Board of Directors to establish the number of directors;
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
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

Our Associate Vice President of IT, who reports directly to the Chief Financial Officer and has over 10 years of experience managing information technology and cybersecurity matters and holds various EC-Council certifications including “Certified Chief Information Security Officer”, “Certified Ethical Hacker” and “Computer Hacking Forensic Investigator”, together with our senior leadership team, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors”, under the headings “A cybersecurity incident or failure in our information technology and storage systems or those of third parties upon whom we rely could significantly disrupt the operation of our business and adversely impact our financial condition” and “Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.”

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEARLY ENDED DECEMBER 31, 2024

PART I
The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board of Directors to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our Chief Financial Officer, as well as our Associate Vice President of IT. The Board of Directors also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.

Item 2. Properties

Our corporate headquarters are located in Zug, Switzerland, where we occupy approximately 4,000 square feet of office space under two open-ended office lease agreements. We use this facility for administrative purposes. In addition, we have facilities in Cambridge, UK, where we occupy approximately 6,000 square feet of office space under a 3-year term agreement set to expire in October 2026. This facility serves as working space primarily for our research and development teams. Lastly, we have facilities in Porto, Portugal, where we occupy approximately 3,900 square feet of office space under a 3-year initial term agreement set to expire in October 2026, with two extendable periods of 3 years each, and approximately 2,000 square feet of office space under a 2-year initial term agreement set to expire in October 2029, with two extendable periods of 3 years each. These facilities serve as working space for our general and administrative teams. We believe that our facilities are sufficient to meet our current needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

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

Item 4. Mine Safety Disclosures

Not applicable.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Ordinary Shares are currently listed on the Nasdaq Capital Market (“Nasdaq”) and trade under the symbol “MLTX”.

Holders

As of February 1, 2025, there were five holders of record of our Class A Ordinary Shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The graph below compares the cumulative total shareholder return of $100 (and the reinvestment of any dividends thereafter) on April 6, 2022 (the first day our shares traded on Nasdaq following our consummation of the Business Combination (as defined in Item 7 - Business Combination) in (i) our Class A Ordinary Shares, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The share price performance reflected in the graph below is not necessarily indicative of future performance.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II

Comparison of cumulative total return from April 6, 2022*,**

Among MoonLake Immunotherapeutics, the NASDAQ Composite Index and the NASDAQ Biotechnology Index

MoonLake Immunotherapeutics
Nasdaq Composite Index
Nasdaq Biotechnology Index
500
450
400
350
300
250
200
150
100
50
$ 0
04/22
07/22
10/22
01/23
04/23
07/23
10/23
01/24
04/24
07/24
10/24
01/25
$100
$43
$63
$86
$175
$416
$465
$493
$410
$359
$412
$442
$79
$76
$75
$88
$99
$95
$108
$118
$128
$131
$139
$88
$89
$99
$97
$96
$93
$103
$104
$107
$112
$101

*April 6, 2022, represents the first day that our shares traded on Nasdaq following our consummation of the Business Combination (as defined in Item 7 – Business Combination)

** The comparisons in the graph are based on historical data and are not indicative of, or intended to forecast, future performance of our ordinary shares.

Item 6. Reserved

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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
A discussion regarding our results of operations for the year ended December 31, 2023 compared to December 31, 2022 can be found under Part II - Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (SEC) on February 29, 2024, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2023, which was filed with the SEC on May 7, 2024.

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

In May 2022, we initiated a Phase 2b trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in June 2023, we announced positive top-line results from this trial, which met its primary endpoint of Hidradenitis Suppurativa Clinical Response (“HiSCR”) 75. In October 2023, we announced positive 24-week top-line results showing that the maintenance treatment with SLK led to further improvements in HiSCR75 response rates and other clinically relevant outcomes in patients with moderate-to-severe HS. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the U.S. Food and Drug Administration (“FDA”), as well as positive feedback from our interactions with the E.U. European Medicines Agency (“EMA”), with both regulatory bodies supporting our proposed approach for advancing our Phase 3 program of SLK in HS. In May 2024, we announced the screening of the first patients in the VELA-1 trial (M1095-HS-301) and VELA-2 trial (M1095-HS-302). We expect primary endpoint data from the VELA-1 and VELA-2 clinical trials as of mid-2025.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II
In December 2022, we initiated a Phase 2b trial in patients with active PsA (the ARGO trial (M1095-PSA-201)) and in November 2023, we announced positive top-line results from this trial, which met its primary endpoint of American College of Rheumatology (“ACR”) 50. In March 2024, we announced positive 24-week data from the ARGO trial in PsA showing that continued treatment with SLK led to significant improvements across all key outcomes. In June 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies supporting our proposed approach for advancing our Phase 3 program of SLK in PsA. In November 2024, we announced the screening of the first patients in the IZAR-1 trial (M1095-PSA-301) and IZAR-2 trial (M1095-PSA-302).

In March 2024, we announced plans to initiate clinical studies of SLK in additional indications, including a Phase 3 trial in adolescent patients with HS (the VELA-TEEN trial (M1095-HS-304)), a Phase 2 trial in patients with PPP (the LEDA trial (M1095-PPP-201)), a Phase 2 trial in patients with axSpA (the S-OLARIS trial (M1095-axSpA-202)) and another Phase 2 trial applying novel imaging techniques in patients with PsA (the P-OLARIS trial (M1095-snSpA-202)). In January 2025, we announced that first patients have been screened in the VELA-TEEN, the LEDA, and the S-OLARIS clinical trials. We expect patient enrollment for the P-OLARIS trial to commence in the first half of 2025.

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

We expect to submit a first Biologics License Application (“BLA”) for SLK in 2026 and, subject to FDA approval, a first commercial launch in the U.S. in 2027.

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

As of December 31, 2024, we had $180.4 million of cash and cash equivalents. Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities, together amounting to $448.0 million, will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2026.

Equity Offerings

On April 5, 2022, we completed the Business Combination (as defined below) which raised $134.7 million net of transaction related expenses. In May 2023, June 2023, December 2023, January 2024 and February 2024, we completed equity offerings which raised additional gross proceeds of $15.2 million, $460.0 million, $31.7 million, $39.6 million, and $13.7 million, respectively.

At-the-Market Offerings

On May 11, 2023, we entered into a Sales Agreement (the “May 2023 Sales Agreement”) with Leerink Partners LLC (formerly known as SVB Securities LLC) (“Leerink Partners”), through which we could issue and sell up to $200.0 million of our Class A Ordinary Shares (the “May 2023 ATM Shares”), through Leerink Partners as sales agent. The May 2023 ATM Shares to be sold under the May 2023 Sales Agreement, if any, would be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-271546), which was declared effective by the SEC on May 9, 2023, and a prospectus supplement thereto filed with the SEC on May 11, 2023.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II

On June 27, 2023, we reduced the maximum aggregate offering amount of our Class A Ordinary Shares that could be issued and sold under the May 2023 Sales Agreement to $0 and no longer intend to sell Class A Ordinary Shares under the May 2023 Sales Agreement unless we file a further prospectus supplement indicating an amount of shares proposed to be sold.

On August 31, 2023, we entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement” and together with the May 2023 Sales Agreement, the “Sales Agreements”), through which we could issue and sell up to $350.0 million of our Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. As of December 31, 2024, there was $265.0 million remaining for future sales under the August 2023 ATM Sales Agreement.

For the years ended December 31, 2024 and 2023, we sold 914,828 and 1,070,818 Class A Ordinary Shares, respectively, through the Sales Agreements for net proceeds of $52.5 million and $45.8 million, respectively, after deducting sales agent's commissions and transaction costs. For the three months ended December 31, 2024, there were no sales under the August 2023 Sales Agreement.

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

Following the completion of the Offering, we opted to direct a substantial portion of the net proceeds to MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”). This was executed as a two-step process: (i) we acquired the remaining 22,756 common shares in MoonLake AG (“MoonLake AG Common Shares”) held in treasury through a share purchase and assignment agreement formally executed on July 09, 2023 ($38.9 million) and (ii) additional funds were contributed to MoonLake AG’s capital reserves through a cash contribution agreement formally executed on July 10, 2023 ($275 million). A stamp duty tax of $2.8 million was levied on the aforementioned capital contribution which we have classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction.

On March 8, 2024, we executed a similar transaction as a two-step process: (i) we acquired 501 MoonLake AG Common Shares held in treasury through a share purchase and assignment agreement ($0.8 million) and (ii) we contributed an additional $150.0 million of funds to MoonLake AG's capital reserves through a cash contribution. A stamp duty tax of $1.5 million, net of refund received, was levied on the capital contribution which we have classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction. The aforementioned increase in treasury shares occurred during the three months ended March 31, 2024 as a result of an employee termination entitling MoonLake AG to repurchase such employee's unvested shares (501 MoonLake AG Common Shares and 16,853 Class C Ordinary Shares) previously awarded as part of a share-based compensation program. Since the shares were subsequently sold to MoonLake, the corresponding Class C Ordinary Shares were canceled.

Options Exercised under the Equity Incentive Plan

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II
In the year ended December 31, 2024, certain participants exercised their stock options under the Equity Incentive Plan (as defined below) for an aggregate of 48,796 Class A Ordinary Shares and total cash consideration of $242,004.

Business Combination

On April 5, 2022, we consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated October 4, 2021 (the “Business Combination Agreement”), by and among Helix Acquisition Corp. (“Helix”), MoonLake AG, the existing equityholders of MoonLake AG set forth on the signature pages to the Business Combination Agreement and the equityholders of MoonLake AG that executed joinders to the Business Combination Agreement (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix, and the representative of the ML Parties (such transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”). Pursuant to the Business Combination Agreement, MoonLake AG merged with and into Helix, with MoonLake AG as the surviving company in the Business Combination and, after giving effect to such Business Combination, MoonLake AG became our subsidiary. The ML Parties received the right to transfer their MoonLake AG Common Shares to the Company in exchange for 33.638698 MoonLake Immunotherapeutics Class A Ordinary Shares (the “Exchange Ratio”). In connection with the consummation of the Business Combination, we changed our name from Helix Acquisition Corp. to MoonLake Immunotherapeutics.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II
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

These factors include:
•Completing the development of SLK in our current focus indications, HS, PsA, axSpA and PPP— We expect to incur significant research and development expenses, and G&A expenses as we: (i) conduct clinical trials for SLK including the ongoing Phase 3 clinical trials in HS, PsA and adolescent HS and the ongoing Phase 2 clinical trials in PPP and axSpA; (ii) attract, hire and retain additional clinical, scientific, quality control, and administrative personnel; and (iii) add clinical, operational, financial and management information systems and personnel.
•Strengthening the differentiation elements for future SLK patients — In parallel with our clinical trials, we expect to incur additional research expenditures as we conduct non-clinical research to continue refining our understanding of SLK/Nanobody biology and the potential impact in our selected therapeutic indications.
•Preparing for commercialization of SLK — We have started preparing the BLA to seek approval of SLK in the U.S. in HS and adolescent HS. We expect to incur significant research and development expense, and G&A expenses in this process, as we make milestone and commercial payments under the In-License Agreement, dated April 29, 2021, by and between MoonLake AG and MHKDG (the "In-License Agreement") (based on regulatory filing acceptances, first commercial sales, and aggregate annual net sales) and as we establish a sales, marketing and distribution infrastructure to commercialize SLK including establishing a presence in the U.S. We expect to submit the BLA in 2026 after completion of the VELA program, and, subject to FDA approval, we expect a commercial launch in the U.S. in 2027.
•Building our manufacturing capabilities — We do not own or operate manufacturing facilities, and currently have no plans to establish any. We partner with third-party CMOs for both drug substance and finished drug product. We obtain our supplies from these manufacturers based on purchase orders. Therefore, we expect to incur research and development costs for the purchase of our supplies on an as needed basis to conduct our clinical trials. Technology transfers for drug substance and drug product to commercial scale CMOs have already been executed in 2022, but we may pursue additional technology transfers and process improvements. This is designed to allow us to scale up while SLK is in clinical development and advance potential commercial requirements. The improvement of our manufacturing capabilities will be important in driving efficiency, maintaining high standards of quality control, and ensuring that investigators, physicians, and patients have adequate access to our product candidates, if approved. We also plan to start the stock-piling of drug substance as pre-launch inventory in 2025.
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II
•Broadening our portfolio — We believe that there are other indications beyond HS, PsA, axSpA and PPP where SLK has the potential to represent a differentiated therapeutic alternative and we may initiate clinical trials of SLK in such other indications. In addition, to further enhance our overall potential and provide increased optionality, we may supplement our current strategy with the in-licensing or acquisition of additional product candidates for clinical development (beyond SLK), rather than discovering such candidates ourselves, which would lead to additional research and development expenses, G&A expenses, and capital expenditures.
•Granting share-based compensation awards and vesting of existing plans — We expect to continue to grant awards to selected employees, directors and non-employees pursuant to the MoonLake Immunotherapeutics 2022 Equity Incentive Plan (“Equity Incentive Plan”). Further, we expect to continue to incur share-based compensation charges in connection with the above-mentioned plan and the vesting of awards made under MoonLake AG’s Employee Share Participation Plan (“ESPP”).

We also expect to incur additional legal, accounting, investor relations and other expenses associated with operating as a public company and as we continue to grow our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We expect our existing cash and cash equivalents to be sufficient to advance the development of SLK in multiple indications, including the above-mentioned clinical trials in HS, PsA, adolescent HS, PPP and axSpA, and to submit a Biologics License Application for SLK. Clinical development involves a lengthy and expensive process with uncertain outcomes and is subject to risks described in Item 1A, including that our preclinical studies or clinical trials may not be conducted as planned or completed on schedule and may not satisfy the requirements of the FDA, EMA, or other comparable foreign regulatory authorities. If we are required to conduct additional preclinical studies or clinical trials of SLK beyond those that we currently contemplate, if we are delayed or unable to successfully complete clinical trials of SLK or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may require additional funding. Moreover, we will require additional capital to commercialize SLK and to discover, develop, obtain regulatory approval and commercialize any future product candidates, as applicable. We do not have any committed external source of funds. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like us, and broader macroeconomic factors, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, may preclude us from successfully raising additional capital.

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

Foreign Currency

Our functional currency is the U.S. dollar. Balances and transactions denominated in foreign currencies are converted as follows: monetary assets and liabilities are translated using exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities are translated at historical exchange rates. Income and expenses are translated at the daily exchange rate on the respective transaction date.

Gains or losses from foreign currency translation are included in the consolidated statements of operations and comprehensive loss in “other income, net”. We recognized a foreign currency transaction loss of $42,186 for the year

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II
ended December 31, 2024, a foreign currency transaction gain of $151,493 for the year ended December 31, 2023, and a foreign currency transaction gain of $325,317 for the year ended December 31, 2022.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II
Results of Operations

Comparison of the years ended December 31, 2024 and 2023

	Year Ended December 31, 2024	Year Ended December 31, 2023	Change	Change %
Operating expenses
Research and development	$(112,771,302)	$(31,801,880)	$(80,969,422)	254.6%
General and administrative	(30,319,780)	(22,321,216)	(7,998,564)	35.8%
Total operating expenses	(143,091,082)	(54,123,096)	(88,967,986)	164.4%
Operating loss	(143,091,082)	(54,123,096)	(88,967,986)	164.4%

Other income, net	22,128,881	10,138,367	11,990,514	118.3%
Loss before income tax	(120,962,201)	(43,984,729)	(76,977,472)	175.0%
Income tax expense	(282,199)	(94,388)	(187,811)	199.0%
Net loss	(121,244,400)	(44,079,117)	(77,165,283)	175.1%

Net unrealized gain on marketable securities and short-term investments	2,686,220	2,330,101	356,119	15.3%
Actuarial loss on employee benefit plans	(87,278)	(336,579)	249,301	(74.1)%
Other comprehensive income	2,598,942	1,993,522	605,420	30.4%
Comprehensive loss	$(118,645,458)	$(42,085,595)	$(76,559,863)	181.9%

Research and Development

Research and development expenses were $112.8 million for the year ended December 31, 2024, compared to $31.8 million for the year ended December 31, 2023. The increase of $81.0 million primarily related to an increase of $47.7 million in expenses pertaining to clinical development trials with CROs, including the Phase 3 VELA program in HS and the Phase 3 IZAR program in PsA, as well as the additional trials in adolescent HS (the VELA-TEEN trial), PPP (the LEDA trial), axSpA (the S-OLARIS trial) and PsA (the P-OLARIS trial). An additional increase of $23.7 million related to supply and logistic services for such clinical development trials, including the purchase of a comparator drug for the IZAR-2 trial in PsA, and an increase of $5.4 million in personnel-related costs to support our research and development efforts. In the years ended December 31, 2024 and 2023, research and development expenses were predominantly made up of external costs.

General and Administrative

General and administrative expenses were $30.3 million for the year ended December 31, 2024, compared to $22.3 million for the year ended December 31, 2023. The increase of $8.0 million primarily related to an increase of $3.3 million in personnel-related costs to support organizational growth, an increase of $2.4 million in expenses for advisory and professional services to support organizational growth, an increase of $1.6 million in office expenses driven by the new leases for additional office space, and an increase of $1.2 million in market research expenses.

Other Income, Net

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II

Other income, net was $22.1 million for year ended December 31, 2024, compared to $10.1 million for the year ended December 31, 2023. The increase of $12.0 million primarily related to an increase of $12.3 million in realized interest on cash held in bank and cash investments in short-term marketable debt securities.

Income Tax Expense
Income tax expense was $0.3 million for the year ended December 31, 2024, compared to $0.1 million for the year ended December 31, 2023. The expense is related to corporate income tax of our subsidiaries in the U.K. and Portugal.

Other Comprehensive Income

Other comprehensive income was $2.6 million for the year ended December 31, 2024, compared to $2.0 million for the year ended December 31, 2023. The increase of $0.6 million primarily related to an increase in net unrealized gain in short-term marketable debt securities.

Liquidity and Capital Resources

We have no products approved for commercial sale, have not generated any revenue from product sales, and cannot guarantee when or if we will generate any revenue from product sales.

We expect our expenses and capital requirements to remain consistent with our current spending levels as we continue to:
•contract with third parties, including CROs and CMOs, to support the clinical trials of SLK, including trials in HS, PsA, adolescent HS, PPP and axSpA;
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

For the year ended December 31, 2024, we incurred a loss of $121.2 million, which includes non-cash items such as share-based compensation expense of $7.3 million, and cash outflow from operations of $116.6 million. As of December 31, 2024, we had a total of $448.0 million in cash, cash equivalents and short-term marketable securities. Based on our current operating plans, we believe our available cash, cash equivalents and short-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements until the end of 2026.
We expect to incur significant expenses and operating losses for at least the next three years, assuming we continue the clinical development of, and seek regulatory approval for, our product candidate under an in-licensing agreement. It is expected that operating losses will fluctuate significantly from year to year due to the timing of clinical development programs, efforts to achieve regulatory approval, and sales and marketing efforts. We will require substantial additional funding to bring our product candidate to market and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include income from collaborations, strategic partnerships, or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to fund our operating expense requirements. Refer to “Risk Factors—Risks Related to Our Limited Operating History, Business, Financial Condition, and Results of Operations” in this Annual Report on Form 10-K for further details related to the risk of raising additional capital to fund our operations.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II
Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash used in operating activities	$(116,587,263)	$(42,778,167)
Net cash used in investing activities	(205,595,299)	(25,184,324)
Net cash provided by financing activities	51,311,708	479,701,508
Effect of movements in exchange rates on cash held	127,966	(75,307)
Net (decrease) increase in cash and cash equivalents	$(270,742,888)	$411,663,710

Cash Flows from Operating Activities

We did not generate any cash inflows from our operating activities. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital requirements, and we have historically experienced negative cash flows from operating activities as we invested in clinical research and related development.

Net cash used in operating activities was $116.6 million and $42.8 million for the year ended December 31, 2024 and 2023, respectively. The increase of net cash used in operating activities of $73.8 million was primarily driven by the increase in operating loss of $77.2 million and the increase in cash paid for changes in prepaid expenses of $6.5 million. The increases were partially offset by an increase in cash from changes in trade and other payables of $5.6 million and a decrease in cash paid for changes in accrued expenses and other current liabilities of $5.5 million.

Cash Flows from Investing Activities

During the year ended December 31, 2024, net cash used by investing activities was $205.6 million, consisting predominantly of $350.3 million related to the purchase of short-term marketable debt securities, partially offset by $145.2 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months. During the year ended December 31, 2023, net cash used in investing activities was $25.2 million, consisting predominantly of $175.7 million related to the purchase of short-term marketable debt securities, partially offset by $150.8 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months.

Cash Flows from Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $51.3 million consisting primarily of $52.5 million in net proceeds from the shares sold under the August 2023 Sales Agreement. During the year ended December 31, 2023, net cash provided by financing activities was $479.7 million consisting primarily of $482.5 million in the net proceeds from the shares sold under the Sales Agreements and the Offering.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II
Contractual Obligations and Commitments

The following summarizes our significant contractual obligations and other obligations as of December 31, 2024, which we generally expect to satisfy with cash on hand and the maturity of short-term marketable debt securities:

	Total	Less than 1 year	1 to 5 Years
Purchase obligations(1)	$220,873,390	$150,955,740	$69,917,650
Lease commitments(2)	2,978,429	1,468,313	1,510,116
Total contractual obligations	$223,851,819	$152,424,053	$71,427,766
____________
(1)   Purchase obligations refer to an agreement to purchase goods or services that is enforceable and legally binding on the Company that specifies all significant terms. The figures presented primarily relate to contractual commitments towards contract manufacturing and contract research organizations.
(2)    We have committed ourselves to five leases, with terms that commenced on November 1, 2021, October 9, 2023, October 13, 2023, January 15, 2024, and September 8, 2024. These future lease commitments relate to the office leases for our headquarters in Zug, Switzerland, Cambridge, United Kingdom, and Porto, Portugal, and reflect minimum payments due.

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II
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

All awards granted under our various share-based compensation plans are classified as equity-settled share-based arrangements and depending on the relevant equity plan, are settled with shares of MoonLake or MoonLake AG, as applicable.

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

Research and Development Contract Costs and Accruals

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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2024, we have cash and cash equivalents and short-term marketable securities of $448.0 million, which consist primarily of bank deposits, commercial papers and certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities permissible for investment. The primary objective of the investment activities is non-trading related and instead to preserve principal as well as maximizing income received without significantly increasing risk.

To minimize any inherent market risk, we maintain a diverse and highly liquid portfolio which includes cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities including certificates of deposits and commercial papers, all with various maturity dates. The fair value of the cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of these instruments. Since they are classified as “available-for-sale”, no gains or losses are recognized in the consolidated statements of operations and comprehensive loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all such investments until maturity. A hypothetical 10% increase or decrease in interest rates would not have had a material effect on our financial results or financial condition as of December 31, 2024.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes.

Item 8. Financial Statements and Supplementary Data

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II
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

As of December 31, 2024, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15, Exhibits and Financial Statements Schedules, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitations on Effectiveness of Controls and Procedures

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART II
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

Item 9B. Other Information

Trading Plans

On October 29, 2024, Dr. Kristian Reich, the Chief Scientific Officer of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). Dr. Reich’s plan provides for the sale, subject to certain conditions, of up to 126,981 Class A Ordinary Shares through March 6, 2025.

During the three months ended December 31, 2024, no other director or Section 16 officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2025 Annual General Meeting of Shareholders (the “2025 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2024, including under the headings “Election of Directors,” “Corporate Governance,” “Insider Trading Policy,” “Executive Officers” and, as applicable, “Delinquent Section 16(a) Reports.”

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at https://ir.moonlaketx.com/, under “Corporate Governance”. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to information in the 2025 Proxy Statement, including under the headings “Compensation Committee Interlocks”, “Director Compensation”,
“Executive Compensation” and “Report of the Compensation Committee”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to information in the 2025 Proxy Statement, including under the heading “Certain Information About Our Ordinary Shares”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to information in the 2025 Proxy Statement, including under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions”.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to information in the 2025 Proxy Statement, including under the heading “Ratification of Independent Auditor Selection”.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the SEC on October 4, 2021).
10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K, filed with the SEC on April 11, 2022).
10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1/A filed with the SEC on May 2, 2022).

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART IV. FINANCIAL INFORMATION

10.6	MoonLake Immunotherapeutics 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K, filed with the SEC on April 11, 2022).
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

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

19.1*	Insider Trading Policy.
21.1	Subsidiaries of MoonLake Immunotherapeutics (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K filed on February 29, 2024).
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Furnished.
†    The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5).
+    Indicates a management contract or compensatory plan.
#    Portions of the Exhibit have been omitted because they are both (i) customarily and actually treated as private and confidential and (ii) not material.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART IV. FINANCIAL INFORMATION

Item 16. Form 10-K Summary

None.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	February 26, 2025	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	February 26, 2025	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
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

Name	Title	Date
/s/ Dr. Jorge Santos da Silva	Chief Executive Officer; Director	February 26, 2025
Dr. Jorge Santos da Silva	(Principal Executive Officer)
/s/ Matthias Bodenstedt	Chief Financial Officer	February 26, 2025
Matthias Bodenstedt	(Principal Financial and Accounting Officer)
/s/ Simon Sturge	Chairperson; Director	February 26, 2025
Simon Sturge

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

SIGNATURES

/s/ Spike Loy	Director	February 26, 2025
Spike Loy
/s/ Catherine Moukheibir	Director	February 26, 2025
Catherine Moukheibir
/s/ Dr. Andrew Phillips	Director	February 26, 2025
Dr. Andrew Phillips
/s/ Dr. Ramnik Xavier	Director	February 26, 2025
Dr. Ramnik Xavier

MOONLAKE IMMUNOTHERAPEUTICS

INDEX TO FINANCIAL STATEMENTS

MOONLAKE IMMUNOTHERAPEUTICS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of MoonLake Immunotherapeutics

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MoonLake Immunotherapeutics and its subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

MOONLAKE IMMUNOTHERAPEUTICS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

•We evaluated and tested the design and operating effectiveness of the Company's internal controls over completeness of accrued research and development costs.

•We inquired with the Company’s personnel outside of the finance function responsible for overseeing the research and development activities about the progress of the activities completed as of year-end for selected R&D service providers.

MOONLAKE IMMUNOTHERAPEUTICS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
•We obtained external confirmations for select R&D service providers as to the completion status for billed and unbilled services and compared responses to management’s accrual estimates.

•We tested the completeness and accuracy of the underlying data used in the calculation of estimated research and development costs.

•We compared the Company’s estimate of the research and development costs incurred as of year-end to a selection of cash disbursements and third-party invoices received after year-end but prior to the issuance of the Company’s consolidated financial statements.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2021.

San Jose, California
February 26, 2025

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED BALANCE SHEETS
(Amounts in USD, except share data)

	December 31, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$180,426,449	$451,169,337
Short-term marketable debt securities	267,600,900	59,838,900
Other receivables	2,843,198	1,056,862
Prepaid expenses - current	23,418,298	2,102,203
Total current assets	474,288,845	514,167,302

Non-current assets
Operating lease right-of-use assets	2,922,211	3,628,480
Property and equipment, net	722,226	320,865
Prepaid expenses - non-current	—	8,423,468
Total non-current assets	3,644,437	12,372,813
Total assets	$477,933,282	$526,540,115

Current liabilities
Trade and other payables	$8,992,479	$1,837,684
Short-term portion of operating lease liabilities	1,371,962	1,197,876
Accrued expenses and other current liabilities	12,099,420	6,930,120
Total current liabilities	22,463,861	9,965,680

Non-current liabilities
Long-term portion of operating lease liabilities	1,457,598	2,499,990
Pension liability	620,684	583,426
Total non-current liabilities	2,078,282	3,083,416
Total liabilities	24,542,143	13,049,096
Commitments and contingencies (Note 16)

Equity
Class A Ordinary Shares: $0.0001 par value; 500,000,000 shares authorized; 63,077,431 shares issued and outstanding as of December 31, 2024, 60,466,453 shares issued and outstanding as of December 31, 2023	6,308	6,047
Class C Ordinary Shares: $0.0001 par value; 100,000,000 shares authorized; 841,269 shares issued and outstanding as of December 31, 2024, 2,505,476 shares issued and outstanding as of December 31, 2023	84	251
Additional paid-in capital	677,414,830	609,969,236
Accumulated deficit	(235,592,989)	(116,657,472)
Accumulated other comprehensive income	4,996,769	2,357,621
Total shareholders’ equity	446,825,002	495,675,683
Noncontrolling interests	6,566,137	17,815,336
Total equity	453,391,139	513,491,019
Total liabilities and equity	$477,933,282	$526,540,115

The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in USD, except share and per share data)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating expenses
Research and development	$(112,771,302)	$(31,801,880)	$(42,048,954)
General and administrative	(30,319,780)	(22,321,216)	(23,012,463)
Total operating expenses	(143,091,082)	(54,123,096)	(65,061,417)
Operating loss	(143,091,082)	(54,123,096)	(65,061,417)

Other income, net	22,128,881	10,138,367	591,732
Loss before income tax	(120,962,201)	(43,984,729)	(64,469,685)

Income tax expense	(282,199)	(94,388)	(36,366)
Net loss	$(121,244,400)	$(44,079,117)	$(64,506,051)
Of which: net loss attributable to controlling interests shareholders	(118,935,517)	(36,007,260)	(49,973,249)
Of which: net loss attributable to noncontrolling interests shareholders	(2,308,883)	(8,071,857)	(14,532,802)

Net unrealized gain on marketable securities and short-term investments	2,686,220	2,330,101	390,753
Actuarial income (loss) on employee benefit plans	(87,278)	(336,579)	269,893
Other comprehensive income	2,598,942	1,993,522	660,646
Comprehensive loss	$(118,645,458)	$(42,085,595)	$(63,845,405)
Comprehensive loss attributable to controlling interests shareholders	(116,383,147)	(34,511,723)	(49,437,461)
Comprehensive loss attributable to noncontrolling interests	(2,262,311)	(7,573,872)	(14,407,944)

Weighted-average number of Class A Ordinary Shares, basic and diluted	62,870,237	49,122,534	29,361,353
Basic and diluted net loss per share attributable to controlling interests shareholders	$(1.89)	$(0.73)	$(1.70)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in USD, except share data)

	MoonLake AG Series A Preferred Shares		MoonLake AG Common Shares		MoonLake AG Common Shares Held In Treasury		Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022, pre effect of Business Combination	680,196	$72,466	361,528	$38,537	(57,756)	$(6,202)	—	$—	—	$—	$42,061,984	$(53,643,615)	$(168,177)	$(11,645,007)	$—	$(11,645,007)
Retroactive application of the recapitalization due to the Business Combination (Note 2)	22,200,712	—	11,799,803	—	(1,885,081)	—	—	—	—	—	—	—	—	—	—	—
Balance at January 1, 2022, effect of Business Combination	22,880,908	$72,466	12,161,331	$38,537	(1,942,837)	$(6,202)	—	$—	—	$—	$42,061,984	$(53,643,615)	$(168,177)	$(11,645,007)	$—	$(11,645,007)
Noncontrolling interests recognized on historical net assets of MoonLake AG in connection with the Business Combination	—	(23,939)	—	(12,730)	—	797	—	—	—	—	(14,551,870)	22,966,652	(32,404)	8,346,506	(8,346,506)	—
Conversion of MoonLake AG shares into Class A Ordinary Shares and issuance of Class C Ordinary Shares following the Business Combination	(22,880,908)	(48,527)	(12,161,331)	(25,807)	765,483	1,614	18,501,284	1,850	15,775,472	1,578	70,870	—	—	1,578	—	1,578
Issuance of Class A Ordinary Shares upon Business Combination	—	—	—	—	—	—	18,424,355	1,843	—	—	90,782,093	—	—	90,783,936	43,869,268	134,653,204
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	—	—	—	—	—	—	2,051,961	205	(2,051,961)	(205)	3,520,306	—	15,739	3,536,045	(3,536,045)	—
Emission fees and capital tax payments on share issuance	—	—	—	—	—	—	—	—	—	—	(40,078)	—	—	(40,078)	(16,162)	(56,240)
Share-based compensation granted under the ESPP, ESOP, Equity Incentive Plan, and reverse vesting of Restricted Founder Shares	—	—	—	—	1,177,354	3,791	—	—	—	—	7,348,986	—	—	7,352,777	2,305,791	9,658,568
Net loss for the year ended December 31, 2022	—	—	—	—	—	—	—	—	—	—	—	(49,973,249)	—	(49,973,249)	(14,532,802)	(64,506,051)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	535,788	535,788	124,858	660,646
Balance at December 31, 2022	—	$—	—	$—	—	$—	38,977,600	$3,898	13,723,511	$1,373	$129,192,291	$(80,650,212)	$350,946	$48,898,296	$19,868,402	$68,766,698

The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in USD, except share data)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	38,977,600	$3,898	13,723,511	$1,373	$129,192,291	$(80,650,212)	$350,946	$48,898,296	$19,868,402	$68,766,698
Issuance of Class A Ordinary Shares, net of transaction costs (Note 12)	10,270,818	1,027	—	—	482,453,399	—	—	482,454,426	—	482,454,426
Capital injection from MoonLake to MoonLake AG (Note 12)	—	—	—	—	(60,061,761)	—	1,135	(60,060,626)	57,310,111	(2,750,515)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	11,218,035	1,122	(11,218,035)	(1,122)	52,479,045	—	510,003	52,989,048	(52,989,048)	—
Share-based compensation under the ESPP, ESOP, Equity Incentive Plan, and reverse vesting of Restricted Founder Shares	—	—	—	—	5,907,406	—	—	5,907,406	1,198,599	7,106,005
Refund of stamp duty fees	—	—	—	—	(1,144)	—	—	(1,144)	1,144	—
Net loss for the year ended December 31, 2023	—	—	—	—	—	(36,007,260)	—	(36,007,260)	(8,071,857)	(44,079,117)
Other comprehensive income	—	—	—	—	—	—	1,495,537	1,495,537	497,985	1,993,522
Balance at December 31, 2023	60,466,453	$6,047	2,505,476	$251	$609,969,236	$(116,657,472)	$2,357,621	$495,675,683	$17,815,336	$513,491,019

The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in USD, except share data)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	60,466,453	$6,047	2,505,476	$251	$609,969,236	$(116,657,472)	$2,357,621	$495,675,683	$17,815,336	$513,491,019
Issuance of Class A Ordinary Shares, net of transaction costs (Note 12)	914,828	91	—	—	52,540,099	—	—	52,540,190	—	52,540,190
Capital injection from MoonLake to MoonLake AG (Note 12) net of stamp duty fee refund	—	—	—	—	(4,577,281)	—	19	(4,577,262)	3,059,100	(1,518,162)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	1,647,354	165	(1,647,354)	(165)	11,873,058	—	85,855	11,958,913	(11,958,913)	—
Share-based compensation under the ESPP and Equity Incentive Plan	—	—	—	—	7,254,563	—	—	7,254,563	27,033	7,281,596
Buyback of unvested MoonLake AG Common Shares by MoonLake AG into treasury following an employee contract termination (Note 12)	—	—	—	—	113,154	—	904	114,058	(114,108)	(50)
Cancellation of MoonLake Class C Ordinary Shares following an employee contract termination in MoonLake AG (Note 12)	—	—	(16,853)	(2)	2	—	—	—	—	—
Options exercised under the Equity Incentive Plan (Note 12)	48,796	5	—	—	241,999	—	—	242,004	—	242,004
Net loss for the year ended December 31, 2024	—	—	—	—	—	(118,935,517)	—	(118,935,517)	(2,308,883)	(121,244,400)
Other comprehensive income	—	—	—	—	—	—	2,552,370	2,552,370	46,572	2,598,942
Balance at December 31, 2024	63,077,431	$6,308	841,269	$84	$677,414,830	$(235,592,989)	$4,996,769	$446,825,002	$6,566,137	$453,391,139

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in USD, except share and per share data)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flow from operating activities
Net loss	$(121,244,400)	$(44,079,117)	$(64,506,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,384,729	370,316	164,783
Share-based compensation expense	7,281,596	7,106,005	9,654,778
Net periodic pension benefit (gain) cost for the qualified pension plan	1,300	(85,254)	304,031
Other non-cash items	(227,012)	127,604	68,454
Changes in operating assets and liabilities:
Other receivables	(1,786,336)	(839,733)	(68,355)
Operating lease right-of-use assets	(5,445)	(65,513)	—
Prepaid expenses	(12,892,627)	(6,346,203)	(2,730,373)
Trade and other payables	7,154,795	1,582,712	(1,314,318)
Operating lease liabilities	(1,423,163)	(222,259)	(152,425)
Accrued expenses and other current liabilities	5,169,300	(326,725)	2,685,576
Net cash flow used in operating activities	(116,587,263)	(42,778,167)	(55,893,900)

Cash flow from investing activities
Purchase of short-term marketable debt securities	(350,278,776)	(175,732,711)	(42,226,021)
Proceeds from maturities of short-term marketable debt securities	145,202,997	150,833,021	9,901,437
Purchase of property and equipment	(519,520)	(284,634)	(16,009)
Net cash flow used in investing activities	(205,595,299)	(25,184,324)	(32,340,593)

Cash flow from financing activities
Issuance of Class A Ordinary Shares, net of transaction costs	52,540,190	482,454,426	—
Stamp duty on capital injection from MoonLake to MoonLake AG	(1,470,436)	(2,752,918)	—
Proceeds from options exercised under the Equity Incentive Plan	242,004	—	—
Proceeds from Business Combination	—	—	134,646,009
Contribution for par value of Class V Shares	—	—	42,935
Repayment of loan liability	—	—	(15,000,000)
Grants of additional shares under ESPP	—	—	3,791
Buyback of unvested MoonLake AG Common Shares by MoonLake AG following an employee contract termination	(50)	—	—
Net cash flow provided by financing activities	51,311,708	479,701,508	119,692,735

Effect of movements in exchange rates on cash held	127,966	(75,307)	8,540
Net change in cash and cash equivalents	(270,742,888)	411,663,710	31,466,782

Cash and cash equivalents, beginning of period	451,169,337	39,505,627	8,038,845
Cash and cash equivalents, end of period	$180,426,449	$451,169,337	$39,505,627

Supplementary disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$147,294	$41,713	$4,312
Non-cash operating lease right-of-use assets obtained in exchange for lease obligations	554,857	3,637,545	435,005
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

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
vi.On the Closing Date, following the Restructuring, Helix issued 15,775,472 Class C Ordinary Shares to the ML Parties (other than the BVF Shareholders). Please refer to Note 12 — Shareholders’ Equity for additional details on the exchange mechanism adopted.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

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

Note 3 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include those of the Company and its subsidiaries, MoonLake AG, MoonLake Immunotherapeutics Ltd., a private limited company incorporated in the United Kingdom, and MNLK Immunotherapeutics, Unipessoal Lda (“MNLK PT”), a private limited company incorporated in Portugal, after elimination of all intercompany accounts and transactions. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

In accordance with the Business Combination Agreement, the ML Parties received 33.638698 Ordinary Shares in the Company for every MoonLake AG Common Share or Series A Preferred Share (the “Exchange Ratio”). The BVF Shareholders received 18,501,284 Class A Ordinary Shares whereas the rest of the ML Parties (excluding the BVF Shareholders) received 15,775,472 Class C Ordinary Shares which can be converted into Class A Ordinary Shares at the discretion of the shareholder (refer to Note 12 — Shareholders’ Equity for further details on the classes of ordinary shares). The number of shares, and the number of shares within the net loss per share held by the ML Parties in MoonLake AG prior to the Business Combination have been adjusted by the Exchange Ratio to reflect the equivalent number of ordinary shares in the Company (identified as “the equivalent of” throughout these consolidated financial statements).

Certain MoonLake AG shareholders (ML Parties other than the BVF Shareholders) did not exchange their shares in MoonLake AG for Class A Ordinary Shares in the Company and therefore continued to hold an economic interest in MoonLake AG and Class C Ordinary Shares in the Company. The Company recognized a noncontrolling interest equal to the ML Parties’ (other than the BVF Shareholders) proportionate interest in the net assets of MoonLake AG.

All amounts are presented in U.S. Dollar (“$”), unless otherwise indicated. The term “Swiss franc” and “CHF” refer to the legal currency of Switzerland, "GBP" refers to the legal currency of the United Kingdom, and “€” and "Euro" refer to the legal currency of Portugal.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses. Items of significance for the Company relate to:
•determining whether a transaction should be accounted for as a business combination or an asset acquisition;
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2024, the Company considers $59.7 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents. As of December 31, 2023, the Company considered $129.4 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents.

Marketable Securities and Short-Term Investments

The Company invests in short-term marketable securities in the form of debt securities. At the time of purchase, the Company assesses whether such debt security should be classified as held-to-maturity or available-for-sale debt securities.

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity debt securities are carried at amortized cost, adjusted for accretion of discounts or amortization of premiums to maturity computed under the effective interest method. Such accretion or amortization is included in “other income, net”. Marketable debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value.

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

Interest income is recognized when earned. Realized gains and losses are included in "other income, net" and the cost of securities sold is determined using the specific-identification method.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

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

The Company estimates credit losses expected over the life of financial assets based on historical experience, current conditions and reasonable and supportable forecasts. There is no material impact to the consolidated financial statements given the investments are highly liquid thereby carrying negligible credit loss risk and are all held with reputable companies with a low risk of default.

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

Segment Information

The Company operates as a single operating segment. The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer, manages the Company’s operations on a stand-alone basis for the purposes of allocating resources, and assessing financial performance.

Property and Equipment

Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years. As of December 31, 2024, property and equipment, net relates to information technology, office equipment, and leasehold improvements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

Impairment of Long-Lived Assets

The Company reviews all long-lived assets, which consist of operating lease right-of-use assets, and property and equipment, whenever events or changes in circumstance indicate that these assets may not be recoverable. When evaluating long-lived assets, if the Company concludes that the estimated undiscounted cash flows attributable to the assets are less than their carrying value, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values, which could adversely affect its results of operations. There was no impairment of long-lived assets for the years ended December 31, 2024, 2023, and 2022.

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

The fair value of the common stock granted under the ESPP (as defined in Note 14 — Share-Based Compensation) has historically been estimated by management with reference to the market-based transaction with its Series A investors, as there was no public market for the common stock.

Share-based payment arrangements are accounted for under the fair value method. Total compensation is measured at grant date, based on the fair value of the award at that date, and recorded in earnings over the period the employees are

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

required to render service. The Company recognizes compensation cost only for those awards expected to meet the service conditions on a straight-line basis over the requisite service period of the award.

Foreign Currency

The functional currency of the Company and its subsidiaries is the U.S. dollar. Balances and transactions denominated in foreign currencies are converted as follows: monetary assets and liabilities are translated using exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities are translated at historical exchange rates. Income and expenses are translated at the daily exchange rate on the respective transaction date.

Gains or losses from foreign currency translation are included in the consolidated statements of operations and comprehensive loss in "other income, net". The Company recognized foreign currency transaction loss of $42,186 for the year ended December 31, 2024, a foreign currency transaction gain of $151,493 for the year ended December 31, 2023, and a foreign currency transaction gain of $325,317 for the year ended December 31, 2022.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

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

Pension

The Company accounts for pension assets and liabilities in accordance with ASC 715, Compensation – Retirement Benefits, which requires the recognition of the funded status of pension plans in the Company’s consolidated balance sheet. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method. The projected benefit obligation as of December 31, 2024 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service costs for such pension plans, represented in the net periodic pension benefit cost, are included in the personnel expenses of the various functions where the employees are engaged. The other components of net benefit cost are included in the consolidated statements of operations and comprehensive loss separately from the service cost component, in “other income, net.” Plan assets are recorded at their fair value.

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

MoonLake does not have any finance leases. As of December 31, 2024, the Company has five operating leases related to the office spaces located in (i) Dorfstrasse 29, 6300, Zug, Switzerland (comprised of two leases), (ii) 95 Regent Street, CB2 1AW, Cambridge, England, United Kingdom, and (iii) Rua Manuel Pinto de Azedevo 860, 4150-335, Porto, Portugal (comprised of two leases). The operating leases are recognized over a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses the incremental borrowing rate as the discount rate,

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments.

Leases with an initial term of 12 months or less and that do not have the option to purchase the underlying asset are not recorded on the consolidated balance sheet, with lease expense for these leases recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment reporting — Improvements to Reportable Segment Disclosures, which amends guidance on reportable segment disclosure requirements. It is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 17 — Segment Information and Geographic Data for further detail.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income taxes - Improvements to Income Taxes Disclosure, which amends guidance on to enhance the transparency and decision usefulness of income tax disclosures. It is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure, which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. It is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01 to clarify that all public entities, including non-calendar year-end entities, should adopt the disclosure requirements of ASU 2024-03. The Company is currently evaluating the impact.

Prior Period Reclassifications

The amortization expense in the consolidated statements of cash flows in prior periods has been reclassified to conform with the current period presentation. The amortization expense was reclassified from "other non-cash items" to “depreciation and amortization”. The change did not have any impact on the net cash flow used in operating activities.

Note 4 — Risks and Liquidity

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs and for eventual commercialization. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply the Company with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

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

The Company incurred a loss of $121.2 million for the year ended December 31, 2024. As of December 31, 2024, the Company’s current assets exceeded its current liabilities by $451.8 million.

As of December 31, 2024, the Company had $180.4 million of cash and cash equivalents. Based on the Company's current operating plan, management believes that the Company has sufficient capital to fund its operations and capital expenditures until the end of 2026.

Note 5 — Fair Value Measurements

The following table presents information about the Company's short-term marketable debt securities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	December 31, 2024		December 31, 2023
	Level 2	Total	Level 2	Total
Eurocommercial Papers	$207,701,100	$207,701,100	$109,608,915	$109,608,915
Certificates of Deposit	119,582,400	119,582,400	79,626,727	79,626,727
Total	$327,283,500	$327,283,500	$189,235,642	$189,235,642

Cash and accounts payable approximate their fair values as of December 31, 2024 and 2023, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs.

Note 6 — Investments

The fair value and amortized cost of investments in short-term marketable debt securities by major security type as of December 31, 2024 and 2023 are as follows:

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$204,571,819	$3,129,280	$—	$207,701,099
Certificates of Deposit	117,304,606	2,277,794	—	119,582,400
Total	$321,876,425	$5,407,074	$—	$327,283,499

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

Of which classified within cash and cash equivalents	59,310,976	371,623	—	59,682,599
Of which classified within short-term marketable debt securities	262,565,449	5,035,451	—	267,600,900

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$107,624,341	$1,984,574	$—	$109,608,915
Certificates of Deposit	78,890,447	736,280	—	79,626,727
Total	$186,514,788	$2,720,854	$—	$189,235,642
Of which classified within cash and cash equivalents	128,197,581	1,199,161	—	129,396,742
Of which classified within short-term marketable debt securities	58,317,207	1,521,693	—	59,838,900

The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets, and recognized in accumulated other comprehensive income as of December 31, 2024 and 2023:

Beginning balance, January 1, 2024	$2,720,854
Other comprehensive income before reclassifications	16,433,112
Amounts reclassified from accumulated other comprehensive income	(13,746,892)
Ending balance, December 31, 2024	$5,407,074

Beginning balance, January 1, 2023	$390,753
Other comprehensive income before reclassifications	8,751,307
Amounts reclassified from accumulated other comprehensive income	(6,421,206)
Ending balance, December 31, 2023	$2,720,854

As of December 31, 2024, the Company’s marketable debt securities maturities are all due within one year.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

Note 7 — Prepaid Expenses

Prepaid expenses - current	December 31, 2024	December 31, 2023
Non-clinical research and clinical development services	$14,136,396	$842,729
Supply and manufacturing services	7,715,621	1,205
Insurance	1,112,758	1,077,478
Other prepayments	453,523	180,791
Total	$23,418,298	$2,102,203

Prepaid expenses - non-current	December 31, 2024	December 31, 2023
Supply and manufacturing services	$—	$8,423,468
Total	$—	$8,423,468

Supply and manufacturing services, current and non-current, primarily relate to advance payments made to a contract manufacturing organization pursuant to a manufacturing run reservation agreement for the commercial-scale manufacturing of SLK in 2025.

Note 8 — Trade and Other Payables

	December 31, 2024	December 31, 2023
Research and development services	$5,081,306	$911,454
Supply and manufacturing fees payable	3,597,102	553,459
Legal advisory services	92,591	47,095
Other payables	221,480	325,676
Total	$8,992,479	$1,837,684

Note 9 — Accrued Expenses and Other Current Liabilities

	December 31, 2024	December 31, 2023
Supply and manufacturing services	$4,474,060	$1,603,739
Bonuses and related employees compensation expenses	4,237,029	2,780,219
Research and development services and license fees	2,022,011	1,226,281
Tax liabilities	642,114	367,976
Consultant and other fees	585,786	853,905
Legal fees	138,420	98,000
Total	$12,099,420	$6,930,120

Note 10 — Leases

In August 2021, the Company entered into an open-ended office lease agreement, effective November 1, 2021, to lease approximately 2,300 square feet of space on the last two floors of the building located at Dorfstrasse 29, 6300 Zug, Switzerland. The Company estimated the effective duration of the lease at inception and determined a period of 3 years,

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

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

The weighted average remaining lease term and weighted average discount rate for the operating leases as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in months)	29	39
Weighted average discount rate	4.7%	4.9%

The future minimum annual lease payments under these operating leases as of December 31, 2024 are as follows:

Year ending December 31,	Amount
2025	$1,468,313
2026	1,160,459
2027	130,395
2028	130,395
2029	88,867
Thereafter	—
Total lease payments	2,978,429
Less imputed interest	(148,869)
Total lease liability	2,829,560
Less current portion of lease liability	(1,371,962)
Long-term portion operating lease liability	$1,457,598

Operating cash outflows for amounts included in the measurement of lease liabilities was $1,474,865, $422,250 and $150,650 for the years ended December 31, 2024, 2023 and 2022, respectively.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

The Company recorded the following lease and variable lease expenses:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year ended December 31, 2022
Operating lease expense	$1,424,265	$399,882	$155,552
Variable lease expense[1]	16,021	—	—
Total lease expense	$1,440,286	$399,882	$155,552

Note 11 — Employee Benefit Plans

The Company operates a defined benefit pension plan in Switzerland (“the Plan”) and a defined contribution pension plan in the United Kingdom, in accordance with local regulations and practices. As of December 31, 2024, the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment.

A summary of the changes in projected benefit obligations (“PBO”) and plan assets is presented below:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year ended December 31, 2022
Beginning PBO	$2,494,481	$1,321,969	$1,322,874
Service cost	280,627	122,698	451,075
Interest cost	33,097	30,639	5,056
Contributions by plan participants	259,937	200,424	138,243
Actuarial (gain) / losses	41,260	487,991	(374,317)
Benefits paid	10,917	229,902	(204,695)
Foreign currency exchange rates changes	(199,065)	208,608	(16,267)
Plan amendment	—	(107,750)	—
Ending PBO	$2,921,254	$2,494,481	$1,321,969

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year ended December 31, 2022
Beginning fair value of plan assets	$1,911,056	$1,039,763	$1,083,014
Expected return on plan assets	60,530	36,523	15,522
Return on plan assets above / (below) expected return	(47,492)	48,938	(115,877)
Contributions by the employer	259,937	200,424	138,243
Contributions by plan participants	259,937	200,424	138,243
Benefits paid	10,917	229,902	(204,695)
Foreign currency exchange rates changes	(154,315)	155,082	(14,687)
Ending fair value of plan assets	$2,300,570	$1,911,056	$1,039,763

1 Variable lease expense resulting from increased lease payments linked to changes in the reference index.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

Amounts recorded on the consolidated balance sheets:

	December 31, 2024	December 31, 2023
Fair value of plan assets	$2,300,570	$1,911,056
Present value of projected benefit obligation	(2,921,254)	(2,494,481)
Funded status	$(620,684)	$(583,425)

Amounts recorded in accumulated other comprehensive income:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year ended December 31, 2022
Actuarial (gain) / loss beginning of year	$234,863	$(101,716)	$168,177
Actuarial (gain) / loss of current year	87,384	444,329	(268,076)
Amortization	(10,284)	—	(1,817)
Prior service (cost) / credit recognized in current year	10,178	(107,750)	—
Total	$322,141	$234,863	$(101,716)

The assumptions used to calculate the ASC 715 liabilities are summarized in the table below:

	December 31, 2024		December 31, 2023
Discount rate	1.00%	p.a.	1.35%	p.a.
Expected return on plan assets	2.70%	p.a.	3.00%	p.a.
Inflation	1.00%	p.a.	1.80%	p.a.
Long-term expected rate of salary increase	1.50%	p.a.	2.30%	p.a.

Service cost of $280,627, $122,698, and $451,075 was recognized in the net periodic benefit cost for the years ended December 31, 2024, 2023, and 2022, respectively.

The allocation of plan assets is presented below:

	December 31, 2024	December 31, 2023
Equities	34.00%	34.00%
Bonds	32.00%	32.00%
Mortgages	4.00%	4.00%
Liquidity	1.00%	1.00%
Real estate	26.00%	26.00%
Alternative investments	3.00%	3.00%

The fair value of plan assets is determined based on Level 2 inputs. As all members of the Plan are active, no future expected benefit payments are currently being made and are not foreseen to occur within the next ten years. For fiscal year 2025, the Company presently anticipates contributing an estimated amount of $259,937 to fund the Plan.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

Note 12 — Shareholders’ Equity

	MoonLake AG Series A Preferred Shares(1)		MoonLake AG Common Shares(1)		MoonLake AG Common Shares Held In Treasury(2)	Class A Ordinary Shares(3)		Class C Ordinary Shares(3)		Total Number of Shares
	Authorized	Issued	Authorized	Issued	Issued	Authorized	Issued	Authorized	Issued	Authorized	Issued and Outstanding
Balance at January 1, 2022	22,880,908	22,880,908	13,119,092	12,161,331	(1,942,837)	—	—	—	—	36,000,000	33,099,402
Share-based payment under the ESPP	—	—	—	—	1,177,354	—	—	—	—	—	1,177,354
Issuance of Class A Ordinary Shares upon Business Combination	—	—	—	—	—	500,000,000	18,424,355	100,000,000	—	600,000,000	18,424,355
Conversion of MoonLake AG shares into Class A Ordinary Shares and Class C Ordinary Shares following the Business Combination	(22,880,908)	(22,880,908)	(13,119,092)	(12,161,331)	765,483	—	18,501,284	—	15,775,472	(36,000,000)	—
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	—	—	—	—	—	2,051,961	—	(2,051,961)	—	—
Balance at December 31, 2022	—	—	—	—	—	500,000,000	38,977,600	100,000,000	13,723,511	600,000,000	52,701,111
Issuance of Class A Ordinary Shares	—	—	—	—	—	—	10,270,818	—	—	—	10,270,818
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	—	—	—	—	—	11,218,035	—	(11,218,035)	—	—
Balance at December 31, 2023	—	—	—	—	—	500,000,000	60,466,453	100,000,000	2,505,476	600,000,000	62,971,929
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	—	—	—	—	—	1,647,354	—	(1,647,354)	—	—
Issuance of Class A Ordinary Shares under the ATM facility	—	—	—	—	—	—	914,828	—	—	—	914,828
Cancellation of Class C shares following an employee contract termination in MoonLake AG	—	—	—	—	—	—	—	—	(16,853)	—	(16,853)
Options exercised under the Equity Incentive Plan	—	—	—	—	—	—	48,796	—	—	—	48,796
Balance at December 31, 2024	—	—	—	—	—	500,000,000	63,077,431	100,000,000	841,269	600,000,000	63,918,700
(1)    Fully paid-in registered shares in MoonLake AG with a par value of CHF 0.10, share amounts after applying the exchange ratio
(2)    Registered shares in MoonLake AG with a par value of CHF 0.10 held in treasury, share amounts after applying the exchange ratio
(3)    Fully paid-in registered shares with a par value of $0.0001

Class A Ordinary Shares

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

On April 6, 2022, the Company's Class A Ordinary Shares began trading on The Nasdaq Capital Market ("Nasdaq") under the symbol “MLTX”. As of December 31, 2024, there were 63,077,431 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share.

Class C Ordinary Shares

As of December 31, 2024, there were 841,269 Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, with a par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.

At the closing of the Business Combination, MoonLake, MoonLake AG and each ML Party entered into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would enjoy if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposes certain transfer and other restrictions on the ML Parties, (ii) provides for the waiver of certain statutory rights and (iii) establishes certain mechanics whereby MoonLake and each of the ML Parties are able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares equal to the Exchange Ratio of 33.638698. During the year ended December 31, 2022, pursuant to the A&R Shareholders’ Agreement, 61,000 MoonLake AG Common Shares and 2,051,961 Class C Ordinary Shares were converted into 2,051,961 Class A Ordinary Shares. During the year ended December 31, 2023, pursuant to the A&R Shareholders’ Agreement, 333,486 MoonLake AG Common Shares and 11,218,035 Class C Ordinary Shares were converted into 11,218,035 Class A Ordinary Shares. During the year ended December 31, 2024, pursuant to the A&R Shareholders’ Agreement, 48,972 MoonLake AG Common Shares and 1,647,354 Class C Ordinary Shares were converted into 1,647,354 Class A Ordinary Shares. The foregoing description of the A&R Shareholders’ Agreement is not complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the A&R Shareholders’ Agreement filed as an exhibit on the Company's Current Report on Form 8-K filed with the SEC on April 11, 2022.

Equity Offerings

At-the-Market Offering
On May 11, 2023, the Company entered into a Sales Agreement (the “May 2023 Sales Agreement”) with Leerink Partners LLC (formerly known as SVB Securities LLC) (“Leerink Partners”), through which the Company could issue and sell up to $200.0 million of its Class A Ordinary Shares (the “May 2023 ATM Shares”), through Leerink Partners as its sales agent. The May 2023 ATM Shares to be sold under the May 2023 Sales Agreement, if any, would be issued and sold pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-271546), which was declared effective by the SEC on May 9, 2023, and a prospectus supplement thereto filed with the SEC on May 11, 2023.

On June 27, 2023, the Company reduced the maximum aggregate offering amount of its Class A Ordinary Shares that could be issued and sold under the May 2023 Sales Agreement to $0 and no longer intends to sell Class A Ordinary Shares under the May 2023 Sales Agreement unless the Company files a further prospectus supplement indicating an amount of shares proposed to be sold.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

On August 31, 2023, the Company entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement” and together with the May 2023 Sales Agreement, the “Sales Agreements”), through which the Company could issue and sell up to $350.0 million of its Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as its sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. As of December 31, 2024, there was $265.0 million remaining for future sales under the August 2023 ATM Sales Agreement.

For the years ended December 31, 2024 and 2023, the Company sold 914,828 and 1,070,818 Class A Ordinary Shares, respectively, through the Sales Agreements for net proceeds of $52.5 million and $45.8 million, respectively, after deducting sales agent's commissions and transaction costs. For the three months ended December 31, 2024, there were no sales under the August 2023 Sales Agreement.

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

Following the completion of the Offering, the Company opted to direct a substantial portion of the net proceeds to MoonLake AG. This was executed as a two-step process: (i) the Company acquired the remaining 22,756 MoonLake AG Common Shares held in treasury through a share purchase and assignment agreement formally executed on July 09, 2023 ($38.9 million) and (ii) the Company contributed additional funds to MoonLake AG’s capital reserves through a cash contribution agreement formally executed on July 10, 2023 ($275 million). A stamp duty tax of $2.8 million was levied on the aforementioned capital contribution which the Company has classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction.

On March 8, 2024, the Company executed a similar transaction as a two-step process: (i) the Company acquired 501 MoonLake AG Common Shares held in treasury through a share purchase and assignment agreement ($0.8 million) and (ii) the Company contributed an additional $150.0 million of funds to MoonLake AG's capital reserves through a cash contribution. A stamp duty tax of $1.5 million, net of refund received, was levied on the capital contribution which the Company has classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction. The aforementioned increase in treasury shares occurred during the three months ended March 31, 2024 as a result of an employee termination entitling MoonLake AG to repurchase such employee's unvested shares (501 MoonLake AG Common Shares and 16,853 Class C Ordinary Shares) previously awarded as part of a share-based compensation program. Since the shares were subsequently sold to MoonLake, the corresponding Class C Ordinary Shares were canceled.

Options Exercised under the Equity Incentive Plan

In the year ended December 31, 2024, certain participants exercised their stock options under the Equity Incentive Plan (as defined below) for an aggregate of 48,796 Class A Ordinary Shares and total cash consideration of $242,004.

There were no options exercised in the years ended December 31, 2023 and 2022.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

Note 13 — Net Loss per Share

As a result of the Business Combination, the Company has retroactively restated the weighted average number of outstanding shares prior to April 5, 2022 to give effect to the Exchange Ratio.

The following table sets forth the net loss per share calculations for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Numerator
Net loss attributable to controlling interests shareholders	$(118,935,517)	$(36,007,260)	$(49,973,249)

Denominator
Total weighted average number of outstanding shares	62,870,237	49,122,534	29,361,353

Net loss per share – basic and diluted	$(1.89)	$(0.73)	$(1.70)

There were 972,476, 312,400, and 180,000 common stock equivalents outstanding in the form of stock options under the Equity Incentive Plan as of December 31, 2024, 2023, and 2022, respectively, that have been excluded from the calculation of net loss per share – diluted as their effect would be anti-dilutive.

Class C Ordinary Shares have been excluded from the weighted average number of outstanding shares used to calculate the net loss per share – basic and diluted as they do not carry economic rights.

If the ML Parties elected to convert all of their MoonLake AG Common Shares and associated Class C Ordinary Shares into Class A Ordinary Shares as of January 1, 2024, the weighted average number of shares outstanding would have been 63,835,002 for the year ended December 31, 2024, resulting in a net loss per share – basic and diluted of $1.90. Upon conversion, all 841,269 Class C Ordinary Shares would be forfeited and there would no longer be any non-controlling interests.

Note 14 — Share-Based Compensation
As of December 31, 2024, the Company had the following share-based compensation arrangements:
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

MoonLake AG's compensation plans are settled with its Common Shares and with a number of Class C Ordinary Shares of the Company, determined by multiplying the number of Common Shares by the Exchange Ratio. The owners of Common Shares have the right to exchange their Common Shares for a number of Class A Ordinary Shares derived using the Exchange Ratio. In the event MoonLake AG shareholders elect to exchange their Common Shares, such MoonLake AG shareholder forfeits a number of Class C Ordinary Shares equal to the number of Class A Ordinary Shares issued (refer to Note 12 — Shareholders’ Equity - Class C Ordinary Shares).

As of January 1, 2024, the Company executed the conversion of the majority of the outstanding ESOP awards into an equivalent number of Equity Incentive Plan option awards that are settled with Class A Ordinary Shares, thereby eliminating the intermediary right to the exchange step noted above. From an accounting perspective, there is no underlying modification to the economic, control or legal rights of the awards, including vesting terms and conditions, exercise price and accounting classification. This is purely an administrative change as opposed to an accounting modification whereby the plan issuer is amended from MoonLake AG to MoonLake Immunotherapeutics. Consequently, there is no incremental fair value generated following the conversion and therefore no incremental expense recorded. Any remaining unvested compensation expense will be recorded over the remaining vesting period of the original awards, thereby resulting in no change to the consolidated financial statements if the conversion had not occurred.

As a result of this administrative conversion, the two main plans which remain active as of December 31, 2024 are the ESPP and Equity Incentive Plan, whereas the Restricted Founder Shares and ESOP are fully vested as of April 2023 and January 2024, respectively.

For the years ended December 31, 2024, 2023, and 2022, the Company has recognized an increase in equity in the consolidated balance sheets and share-based compensation expense in the consolidated statements of operations and comprehensive loss of $7.3 million, $7.1 million, and $9.7 million, respectively. The share-based compensation expense was driven by the aforementioned two main active share-based compensation plans and programs:

Compensation Plan	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
MoonLake AG Restricted Founder Shares	$—	$1,574,300	$4,840,608
ESPP	2,932,711	3,352,885	3,910,076
ESOP	—	973,868	539,713
MoonLake Immunotherapeutics 2022 Equity Incentive Plan	4,348,885	1,204,952	364,381
Total share-based compensation expense	$7,281,596	$7,106,005	$9,654,778
Of which: included in research and development expense	1,971,003	1,524,715	954,379
Of which: included in general and administrative expense	5,310,593	5,581,290	8,700,399

We expect that all future employee awards will be made under the Equity Incentive Plan. As of December 31, 2024, 3,234,283 Class A Ordinary Shares from the authorized pool of 4,353,948 Class A Ordinary Shares remain available for future grants, and 972,476 and 98,393 Class A Ordinary Shares are reserved for issuance upon exercise of stock options granted under the Equity Incentive Plan and ESOP, respectively. The latter relate to awards not yet subjected to the conversion described above.

MoonLake AG - Restricted Founder Shares

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

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

ESPP	Number of Shares	Weighted-Average Grant Date Fair Value
Awards unvested as of January 1, 2024	630,490	$10.00
Awards forfeited for the twelve months ended December 31, 2024	(16,853)	10.00
Awards vested for the twelve months ended December 31, 2024	(293,868)	10.00
Awards unvested as of December 31, 2024	319,769	$10.00
As of December 31, 2024, MoonLake AG had $3.1 million of total unrecognized compensation expense related to the ESPP that will be recognized over the weighted average period of 1.05 years.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

ESOP	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Awards outstanding as of January 1, 2024	585,078	$10.04	$29,456	8.41
Awards converted from ESOP to Equity Incentive Plan for the year ended December 31, 2024	(486,685)	11.77
Awards outstanding as of December 31, 2024	98,393	$1.50	$5,180	6.73
Awards exercisable as of December 31, 2024	98,393	$1.50	$5,180	6.73

Weighted average assumptions for the awards issued during the year ended December 31, 2023(4)
Estimated fair value of the option on the grant date using Black-Scholes model ($)	25.53
Exercise price ($)	37.11
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	4%
Expected dividend rate	—%
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
(4) The issued awards include awards that were converted from the ESOP to the EIP as of January 1, 2024.

Weighted average assumptions for the awards issued during the year ended December 31, 2022(4)
Estimated fair value of the option on the grant date using Black-Scholes model ($)	4.21
Exercise price ($)	3.64
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	3%
Expected dividend rate	—%
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
(4) The issued awards include awards that were converted from the ESOP to the EIP as of January 1, 2024.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

designated by the board of directors to administer the Equity Incentive Plan. The Equity Incentive Plan shall remain available for the grant of awards until the 10th anniversary of the Effective Date.

EIP	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Awards outstanding as of January 1, 2024	312,400	$22.83	$11,733	8.87
Awards granted for the year ended December 31, 2024	293,799	46.36
Awards converted from ESOP to Equity Incentive Plan for the year ended December 31, 2024	486,685	11.77
Awards exercised for the year ended December 31, 2024	(48,796)	4.96	2,263
Awards forfeited for the year ended December 31, 2024	(71,612)	27.68
Awards outstanding as of December 31, 2024	972,476	$24.94	$28,588	8.18
Awards exercisable as of December 31, 2024	385,654	$13.39	$18,172	7.52

The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.

The total intrinsic value of options exercised was $2.3 million for the year ended December 31, 2024. No options were exercised for the years ended December 31, 2023 and 2022.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

Weighted average assumptions for the awards issued during the year ended December 31, 2024(4)
Estimated fair value of the option on the grant date using Black-Scholes model ($)	31.82
Exercise price ($)	46.36
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	4.3%
Expected dividend rate	—%
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
(4) The issued awards exclude awards that were converted from the ESOP to the EIP as of January 1, 2024.

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

As of December 31, 2024, the Company had $11.1 million of total unrecognized compensation expense related to the Equity Incentive Plan that will be recognized over the weighted average period of 1.82 years.

Note 15 — Income Taxes

The Company's effective tax rate (“ETR”) was -0.2%, -0.3%, and 0.1% for the years ended December 31, 2024, 2023, and 2022, respectively. The Company is not aware of any items that would cause the quarterly or period-to-date ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the Company's loss before income taxes and the income tax provision recorded was primarily attributable to non-deductible expense which includes the Swiss entity's recognition of taxable

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

income associated with the sale of treasury shares from MoonLake AG to MoonLake Immunotherapeutics. The Company continues to incur losses for the Cayman Island and Swiss entity and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not.

The Company's main operating affiliate, MoonLake AG, is subject to taxation in the Canton of Zug, Switzerland. For the years ended December 31, 2024, 2023, and 2022, the Company did not incur any significant income tax expense or benefit, as the Company incurred tax losses and provided a full valuation allowance.

The components of loss before income tax were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Switzerland	$(120,417,158)	$(43,469,946)	$(62,115,251)
Foreign	(545,043)	(514,783)	(2,354,434)
Total	$(120,962,201)	$(43,984,729)	$(64,469,685)

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before income taxes as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Statutory income tax rate	11.8%	11.8%	11.9%
Effect of income taxed at different rates	(0.3)%	(0.4)%	—%
Change in prior year estimates	—%	(0.5)%	0.1%
Utilization of unrecognized losses	—%	0.6%	—%
Change in valuation allowance	(11.3)%	0.5%	(10.0)%
Non-deductible expense	(0.5)%	(12.3)%	(1.4)%
Other	—%	—%	(0.5)%
Effective income tax rate	(0.2)%	(0.3)%	0.1%

Significant components of the Company’s deferred tax assets (liabilities) were:

	December 31, 2024	December 31, 2023
Intangible assets	$4,491,147	$4,493,559
Defined benefit plan	73,551	69,173
Lease liabilities	63,809	56,527
Net operating loss carry forward	20,372,989	6,715,534
Total deferred tax assets	25,001,496	11,334,793
Operating lease right-of-use assets	(69,639)	(55,862)
Total deferred tax liabilities	(69,639)	(55,862)
Total deferred tax assets (net)	24,931,857	11,278,931
Valuation allowance	(24,931,857)	(11,278,931)
Total deferred tax (net)	$—	$—

As of December 31, 2024, the Company’s net deferred tax assets before valuation allowance were $24.9 million. In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the weight of all evidence, the Company has determined that it is not more likely than not that the net deferred tax assets will be realized. A valuation allowance of $24.9 million has been recorded against the deferred tax assets.

As of December 31, 2024, MoonLake AG had net operating losses of approximately $171.9 million of which $12.6 million will expire in 2028, $44.0 million will expire in 2029 and $115.3 million will expire in 2031.

The Company’s net operating losses will not be subject to any limitation due to change in ownership according to Swiss Income Tax Law.

The Company has no unrecognized tax benefits and does not expect that uncertain tax benefits will change significantly in the next twelve months.

Note 16 — Commitments and Contingencies

Commitments

The Company has entered into agreements as of December 31, 2024 primarily in regards to the clinical and non-clinical development services with contract research organizations (“CROs”), as well as supply and logistics services with contract manufacturing organizations (“CMOs”), for the advancement of SLK. As of December 31, 2024, the total committed expense under these agreements amounted to $220.9 million.

The Company's In-License Agreement with MHKDG includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($311.5 million using a December 31, 2024 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK Program, the Company, at its sole discretion, can terminate all or part of the SLK Program. As of December 31, 2024, the Company made a total of €7.5 million ($8.1 million using the then applicable exchange rate) in additional milestone payments.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in USD, except share and per share data)

Note 17 — Segment Information

The Company operates as a single operating segment, focusing exclusively on the research, development, and eventual commercialization of its product. As the entire Company is centered around these activities, all consolidated parts of the Company are reviewed and analyzed as part of one segment.

As of December 31, 2024, the Company's single operating segment had not generated revenue from any programs or services. The accounting policies of the segment are the same as those described in the Note 3 — Basis of Presentation and Significant Accounting Policies section. The measure of segment assets is reported on the consolidated balance sheet as total assets. The measure of segment profit or loss is reported on the consolidated statement of operations as net loss. The CODM uses this as a starting point alongside significant non-cash items and working capital changes to evaluate cash burn and determine financial sustainability, cost management patterns and overall business viability as the clinical trials progress. The CODM also uses this to manage operations and ensure the most efficient use of Company resources against current budgets, alignment with strategic goals and preparation of future forecasts.

Significant Segment Expenses

The measure of significant segment expenses is reported in the accompanying consolidated statements of operations as "Research and development" and "General and administrative" for the years ended December 31, 2024, 2023, and 2022.

Non-cash share-based compensation is reported in Note 14 — Share-Based Compensation for the years ended December 31, 2024, 2023, and 2022. Non-cash depreciation and amortization for the years ended December 31, 2024, 2023, and 2022 was $1.4 million, $0.4 million, and $0.2 million, respectively.

Geographical Data

Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets by geographical area as of December 31, 2024 and 2023 are as follows:

Country	December 31, 2024	December 31, 2023
Switzerland	$610,743	$507,392
United Kingdom	1,776,843	2,704,555
Portugal	1,256,851	737,398
Total	$3,644,437	$3,949,345

Note 18 — Subsequent Events

Share Conversion

In January 2025, pursuant to the A&R Shareholders’ Agreement, 3,328 MoonLake AG Common Shares and 111,949 Class C Ordinary Shares were converted into 111,949 Class A Ordinary Shares and 2,775 MoonLake AG Common Shares were converted to 93,347 Class A Ordinary Shares. Please refer to Note 12 — Shareholders’ Equity — Class C Ordinary Shares for more information regarding the conversion mechanics.