Form 10-Q
period 2025-03-31
MoonLake Immunotherapeutics
filed 2025-05-12
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 1, 2025, there were 63,474,253 Class A Ordinary Shares, $0.0001 par value (the "Class A Ordinary Shares"), and 729,320 Class C Ordinary Shares, $0.0001 par value (the "Class C Ordinary Shares"), issued and outstanding.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MOONLAKE IMMUNOTHERAPEUTICS
s
s

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2025 (Unaudited)	December 31, 2024
Current assets
Cash and cash equivalents	$271,566	$180,426
Short-term marketable debt securities	208,564	267,601
Other receivables	2,988	2,844
Prepaid expenses	23,146	23,418
Total current assets	506,264	474,289

Non-current assets
Operating lease right-of-use assets	2,589	2,922
Property and equipment, net	711	722
Other non-current assets	1,698	—
Total non-current assets	4,998	3,644
Total assets	$511,262	$477,933

Current liabilities
Trade and other payables	$12,006	$8,992
Accrued expenses and other current liabilities	10,543	12,099
Short-term portion of operating lease liabilities	1,432	1,372
Total current liabilities	23,981	22,463

Non-current liabilities
Long-term debt	73,022	—
Long-term portion of operating lease liabilities	1,142	1,458
Pension liability	536	621
Total non-current liabilities	74,700	2,079
Total liabilities	98,681	24,542
Commitments and contingencies (Note 16)

Equity
Class A Ordinary Shares: $0.0001 par value per share; 500,000,000 shares authorized; 63,474,253 shares issued and outstanding as of March 31, 2025; 63,077,431 shares issued and outstanding as of December 31, 2024	6	6
Class C Ordinary Shares: $0.0001 par value per share; 100,000,000 shares authorized; 729,320 shares issued and outstanding as of March 31, 2025; 841,269 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	680,664	677,415
Accumulated deficit	(275,537)	(235,593)
Accumulated other comprehensive income	2,387	4,997
Total shareholders’ equity	407,520	446,825
Noncontrolling interests	5,061	6,566
Total equity	412,581	453,391
Total liabilities and equity	$511,262	$477,933

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Operating expenses
Research and development	$(36,459)	$(13,014)
General and administrative	(11,026)	(6,806)
Total operating expenses	(47,485)	(19,820)
Operating loss	(47,485)	(19,820)

Interest expense	(18)	—
Other income, net	7,097	5,915
Loss before income tax	(40,406)	(13,905)

Income tax expense	(153)	(70)
Net loss	$(40,559)	$(13,975)
Of which: net loss attributable to controlling interests shareholders	(39,944)	(13,673)
Of which: net loss attributable to noncontrolling interests shareholders	(615)	(302)

Net unrealized gain (loss) on marketable securities and short-term investments	(2,756)	182
Actuarial income on employee benefit plans	95	81
Other comprehensive income (loss)	(2,661)	263
Comprehensive loss	$(43,220)	$(13,712)
Comprehensive loss attributable to controlling interests shareholders	(42,564)	(13,416)
Comprehensive loss attributable to noncontrolling interests	(656)	(296)

Weighted-average number of Class A Ordinary Shares, basic and diluted	63,233,788	62,637,212
Basic and diluted net loss per share attributable to controlling interests shareholders	$(0.63)	$(0.22)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(in thousands except share data)	Shares	Amount	Shares	Amount
Balance at January 1, 2024	60,466,453	$6	2,505,476	$—	$609,969	$(116,657)	$2,358	$495,676	$17,815	$513,491
Share-based compensation under the ESPP and Equity Incentive Plan	—	—	—	—	1,693	—	—	1,693	(16)	1,677
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	1,493,356	—	(1,493,356)	—	10,537	—	76	10,613	(10,613)	—
Buyback of unvested MoonLake AG Common Shares by MoonLake AG into treasury following an employee contract termination (Note 12)	—	—	—	—	113	—	1	114	(114)	—
Capital injection from MoonLake to MoonLake AG (Note 12)	—	—	—	—	(4,667)	—	—	(4,667)	3,057	(1,610)
Cancellation of MoonLake Class C Ordinary Shares following an employee contract termination in MoonLake AG (Note 12)	—	—	(16,853)	—	—	—	—	—	—	—
Issuance of Class A Ordinary Shares, net of transaction costs (Note 12)	914,828	—	—	—	52,540	—	—	52,540	—	52,540
Other comprehensive income	—	—	—	—	—	—	257	257	6	263
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(13,673)	—	(13,673)	(302)	(13,975)
Balance at March 31, 2024	62,874,637	$6	995,267	$—	$670,185	$(130,330)	$2,692	$542,553	$9,833	$552,386

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(in thousands except share data)	Shares	Amount	Shares	Amount
Balance at January 1, 2025	63,077,431	$6	841,269	$—	$677,415	$(235,593)	$4,997	$446,825	$6,566	$453,391
Share-based compensation under the ESPP and Equity Incentive Plan	—	—	—	—	2,279	—	—	2,279	11	2,290
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	111,949	—	(111,949)	—	841	—	10	851	(851)	—
Options exercised and converted under the Employee Stock Option Plan, net of stamp duty fee	93,347	—	—	—	129	—	—	129	(9)	120
Issuance of Restricted Stock Awards under the Equity Incentive Plan	191,526	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(2,620)	(2,620)	(41)	(2,661)
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(39,944)	—	(39,944)	(615)	(40,559)
Balance at March 31, 2025	63,474,253	$6	729,320	$—	$680,664	$(275,537)	$2,387	$407,520	$5,061	$412,581

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flow from operating activities
Net loss	$(40,559)	$(13,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378	328
Share-based compensation expense	2,290	1,677
Net periodic pension benefit gain for the qualified pension plan	(4)	—
Other non-cash items	124	(133)
Changes in operating assets and liabilities:
Other receivables	(146)	(439)
Operating lease right-of-use assets	—	(5)
Prepaid expenses	273	(833)
Other non-current assets	(1,698)	—
Trade and other payables	3,013	1,645
Operating lease liabilities	(255)	(406)
Accrued expenses and other current liabilities	(1,556)	(2,807)
Net cash flow used in operating activities	(38,140)	(14,948)

Cash flow from investing activities
Purchase of short-term marketable debt securities	(88,548)	(87,713)
Proceeds from maturities of short-term marketable debt securities	144,829	59,121
Purchase of property and equipment	(35)	(212)
Net cash flow provided by (used in) investing activities	56,246	(28,804)

Cash flow from financing activities
Proceeds from long-term debt, net of issuance costs	73,022	—
Issuance of Class A Ordinary Shares, net of transaction costs	—	52,540
Proceeds from options exercised under ESOP	100	—
Stamp duty on capital injection from MoonLake to MoonLake AG	—	(1,562)
Net cash flow provided by financing activities	73,122	50,978

Effect of movements in exchange rates on cash held	(88)	46
Net change in cash and cash equivalents	91,140	7,272

Cash and cash equivalents, beginning of period	180,426	451,169
Cash and cash equivalents, end of period	$271,566	$458,441

Supplementary disclosure of cash flow information:
Non-cash operating lease right-of-use assets obtained in exchange for lease obligations	$—	$370

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

Unless the context otherwise requires, “MoonLake” and the “Company” refer to the combined company following the Business Combination (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization included in MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2024 included in MoonLake’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025 (the “Annual Report”)) consummated on April 5, 2022, together with its subsidiaries.

Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include those of the Company and its subsidiaries, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 ("MoonLake AG"), MoonLake Immunotherapeutics Ltd., a private limited company incorporated in the United Kingdom, and MNLK Immunotherapeutics, Unipessoal Lda, a private limited company incorporated in Portugal, after elimination of all intercompany accounts and transactions. The accompanying unaudited condensed consolidated financial statements and notes hereto have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and in conformity with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the FASB.

In the opinion of management, all material adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the entire fiscal year or any other period. The unaudited condensed consolidated financial information for the three months ended March 31, 2025 and 2024 have been prepared on the same basis as and should be read in conjunction with MoonLake’s audited financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report.

In the current year, the Company has changed its presentation from ones to thousands and, as a result, rounding adjustments have been made to amounts disclosed in prior years.

The presentation currency of MoonLake is the U.S. Dollar (“$”) and all amounts are presented as such, unless otherwise indicated. The term “Swiss franc” and “CHF” refer to the legal currency of Switzerland, "GBP" refers to the legal currency of the United Kingdom, and “€” and "Euro" refer to the legal currency of Portugal.

Use of Estimates

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
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

Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a stand-alone basis for the purposes of allocating resources and assessing financial performance.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company considers $nil and $59.7 million short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents as of March 31, 2025 and December 31, 2024 respectively.
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
MARCH 31, 2025
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in large financial institutions which, at times, may exceed the CHF 100 thousand deposit protection limit in Switzerland, the $250 thousand Federal Deposit Insurance Corporation deposit insurance coverage limit in the United States, the GBP 85 thousand Financial Services Compensation Scheme deposit protection limit in the United Kingdom, or the €100 thousand Fundo de Garantia de Depósitos deposit protection limit in Portugal. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. Additionally, the Company ensures further protection against credit risk by diversifying its cash holdings across a variety of credit institutions, thereby minimizing the potential impact of any adverse events on a single institution. Further, the Company's investment strategy for cash (in excess of current business requirements) is set to invest in short-term marketable debt securities. Management actively monitors credit risk in the investment portfolio. Credit risk exposures are controlled in accordance with policies approved by the board of directors to identify, measure, monitor and control credit risks.
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

Long-Term Debt

Long-term debt is recognized as the amount of cash proceeds received, net of debt issuance cost incurred. It is subsequently reported at amortized cost. Interest expense is calculated using the effective interest method and any difference between the proceeds (net of debt issuance cost) and the principal amount is recognized through interest expense over the estimated life of the related debt.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
MoonLake does not have any finance leases. As of March 31, 2025, the Company has five operating leases related to the office spaces located in (i) Dorfstrasse 29, 6300, Zug, Switzerland (comprised of two leases), (ii) 95 Regent Street, CB2 1AW, Cambridge, England, United Kingdom, and (iii) Rua Manuel Pinto de Azedevo 860, 4150-335, Porto, Portugal (comprised of two leases). The operating leases are recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses the incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments.

Leases with an initial term of 12 months or less that do not have the option to purchase the underlying asset are not recorded on the balance sheet, with lease expense for these leases recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property.

Property and Equipment
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years. As of March 31, 2025, property and equipment, net relates to information technology, office equipment, and leasehold improvements.
Impairment of Long-Lived Assets

The Company reviews all long-lived assets, which consist of operating lease right-of-use assets, and property and equipment, whenever events or changes in circumstance indicate that these assets may not be recoverable. When evaluating long-lived assets, if the Company concludes that the estimated undiscounted cash flows attributable to the assets are less than their carrying value, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. There was no impairment of long-lived assets for the three months ended March 31, 2025, and 2024.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
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

The fair value of the common stock granted under the ESPP (as defined in Note 14 — Share-Based Compensation) was historically estimated by management with reference to the market-based transaction with its Series A investors, as there was no public market for the common stock.

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

Gains or losses from foreign currency translation are included in the consolidated statements of operations and comprehensive loss in "other income, net". The Company recognized foreign currency transaction loss of $35 thousand for the three months ended March 31, 2025, and a foreign currency transaction loss of $60 thousand for the three months ended March 31, 2024.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
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
Pension
The Company accounts for pension assets and liabilities in accordance with ASC 715, Compensation – Retirement Benefits, which requires the recognition of the funded status of pension plans in the Company’s consolidated balance sheet. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method. The projected benefit obligation as of March 31, 2025 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service costs for such pension plans, represented in the net periodic pension benefit cost, are included in the personnel expenses of the various functions where the employees are engaged. The other components of net benefit cost are included in the consolidated statements of operations and comprehensive loss separately from the service cost component, in “other income, net.” Plan assets are recorded at their fair value.
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
Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income taxes - Improvements to Income Taxes Disclosures, which amends guidance on to enhance the transparency and decision usefulness of income tax disclosures. It is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. It is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact.

Prior Period Reclassification

The amortization expense in the consolidated statements of cash flows in prior periods has been reclassified to conform with the current period presentation. The amortization expense of $305 thousand was reclassified from "other non-cash items" to "depreciation and amortization". The change did not have any impact on the net cash flow used in operating activities.

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

The Company's ability to generate revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of SLK in one or more indications, which is expected to take a number of years. The Company expects to continue to incur significant expenses and operating losses for at least the next two years as the Company continues the development of SLK and prepares for commercial launches. It is expected that operating losses will fluctuate significantly from year to year depending on the timing of the Company's planned clinical development programs, efforts to achieve regulatory approval, and marketing and sales expenditures.

The Company incurred a loss of $40.6 million for the three months ended March 31, 2025. As of March 31, 2025, the Company’s current assets exceeded its current liabilities by $482.3 million.

As of March 31, 2025, the Company had $271.6 million of cash and cash equivalents. Based on the Company's current operating plan and the Loan and Security Agreement as defined in Note 4 — Debt, management believes that the Company has sufficient capital to fund its operations and capital expenditures into 2028.

Note 4 – Debt

On March 31, 2025 (the “Closing Date”), MoonLake as a guarantor entered into a loan and security agreement (the “Loan and Security Agreement”) with its subsidiary, MoonLake AG, as borrower, the lenders party thereto (the “Lenders”), and Hercules Capital, Inc. ("Hercules"), as the administrative and collateral agent for itself and the Lenders. The Loan and Security Agreement provides a non-dilutive term loan facility (the “Credit Facility”) of up to an aggregate principal amount of $500.0 million. The Credit Facility matures on April 1, 2030 (the “Maturity Date”) and bears interest at an annual rate equal to the greater of (i) prime rate as reported in The Wall Street Journal plus 1.45% and (ii)

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
8.45%, subject to a 0.25% reduction upon achievement of the U.S. Food and Drug Administration's ("FDA") approval of a Biologics License Application ("BLA") for SLK.

The Credit Facility comprises:
a.A first tranche (the "Tranche 1 Loan") in an aggregate principal amount of $75.0 million fully funded on the Closing Date,
b.Subject to MoonLake’s announcement that the VELA-1 and VELA-2 Phase 3 studies of SLK in adult patients with moderate to severe hidradenitis suppurativa each achieved their protocol-specified primary endpoint with SLK having demonstrated an acceptable safety profile (the “Tranche 2 Milestone”), a second tranche with additional term loans in an aggregate principal amount of up to $125.0 million, available on the Tranche 2 Milestone achievement date through the earlier of (i) 30 days following such date and (ii) December 31, 2025,
c.Subject to MoonLake's announcement that the IZAR-1 and IZAR-2 Phase 3 studies of SLK in patients with active psoriatic arthritis each achieved their protocol-specified primary endpoint with SLK having demonstrated an acceptable safety profile (the “Tranche 3 Milestone”), a third tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 3 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) September 15, 2026,
d.Subject to the Company’s achievement of the Tranche 2 Milestone and Tranche 3 Milestone and the FDA’s acceptance of the Company’s submission of a BLA for SLK (collectively, the “Tranche 4 Milestone”), a fourth tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 4 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) March 15, 2027, and
e.Subject to approval by the Lenders’ in their discretion, a fifth tranche (the "Tranche 5 Loan") of additional term loans in an aggregate principal amount of up to $200.0 million.

As of March 31, 2025, the carrying value of the term loan consists of the Tranche 1 Loan principal amount outstanding less the debt discount and debt issuance costs. The effective interest rate is 10.41% and no significant interest expense has been recorded for the three months ended March 31, 2025. A portion of the debt issuance costs relate to undrawn tranches and are recognized as deferred charges.

(in thousands)
Non-current liabilities	March 31, 2025
Principal amount	$75,000
Debt issuance cost	(1,127)
Debt discount	(851)
Carrying value	$73,022

Non-current assets
Deferred charges - long-term debt	$1,698
Total	$1,698

The Company may prepay advances in whole at any time subject to a prepayment charge. Upon repayment of all term loans on or after April 1, 2027, the Company is additionally required to pay an End of Term Charge (as defined in the Loan and Security Agreement) equal to 6.95% for the Tranche 1 Loan and any draws under Tranche 2-4 Loans; and 4.25% for any draw under the Tranche 5 Loan. If repayment occurs prior to 24 months, the charge applied will be 4.25%. As of March 31, 2025, the End of Term Charge (as defined in the Loan and Security Agreement) is accrued at 6.95% of the Tranche 1 Loan balance, recorded at present value of $3.3 million as an addition to the long-term debt in non-current liabilities and equally offset by unamortized contra non-current liabilities. The unamortized contra-liability will be amortized and the present value will be accreted up to the future value over the loan term as interest expense. The full repayment of the $75.0 million Tranche 1 Loan is due in 2030 and no other repayments are currently due. Additional fees will be payable in connection with the Credit Facility upon drawing of future tranches.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
The Loan and Security Agreement allows for the Company to satisfy a portion of the cash interest payments by capitalizing such interest payments as payment-in-kind (“PIK”). No PIK interest relating to the term loan has been recorded and included in the condensed consolidated balance sheet as of March 31, 2025.

The Loan and Security Agreement contains customary covenants, such as financial covenants and certain events of default after which loans under the Credit Facility may be due and payable immediately. The Company was in compliance with all covenants as of March 31, 2025.

All obligations under the Loan and Security Agreement will be secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of the Company and material subsidiaries of the Company, including its intellectual property, and will be guaranteed by material subsidiaries of the Company, including foreign subsidiaries, subject to certain exceptions.

The above description of the Loan and Security Agreement and Credit Facility is a summary only and is qualified in its entirety by reference to the Loan and Security Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q for the quarter ending March 31, 2025.

Note 5 – Fair Value Measurements
The following table presents information about the Company's short-term marketable debt securities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

(in thousands)	March 31, 2025		December 31, 2024
	Level 2	Total	Level 2	Total
Eurocommercial Papers	$208,564	$208,564	$207,701	$207,701
Certificates of Deposit	—	—	119,583	119,583
Total	$208,564	$208,564	$327,284	$327,284

Cash and accounts payable approximate their fair values as of March 31, 2025 and December 31, 2024, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs. The fair value of the outstanding long-term debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input as it is not actively traded. As of March 31, 2025, total outstanding debt of $73.0 million is reported at amortized cost which approximates the fair value.

Note 6 – Investments
The fair value and amortized cost of investments in short-term marketable debt securities by major security type as of March 31, 2025 and December 31, 2024 are as follows:

(in thousands)	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$205,913	$2,651	$—	$208,564
Total	$205,913	$2,651	$—	$208,564
Of which classified within short-term marketable debt securities	205,913	2,651	—	208,564

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

(in thousands)	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$204,572	$3,129	$—	$207,701
Certificates of Deposit	117,305	2,278	—	119,583
Total	$321,877	$5,407	$—	$327,284
Of which classified within cash and cash equivalents	59,311	372	—	59,683
Of which classified within short-term marketable debt securities	262,566	5,035	—	267,601

The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets, and recognized in accumulated other comprehensive income as of March 31, 2025 and December 31, 2024:

(in thousands)
Beginning balance, January 1, 2025	$5,407
Other comprehensive income before reclassifications	2,913
Amounts reclassified from accumulated other comprehensive income	(5,669)
Ending balance, March 31, 2025	$2,651

(in thousands)
Beginning balance, January 1, 2024	$2,721
Other comprehensive income before reclassifications	3,748
Amounts reclassified from accumulated other comprehensive income	(3,566)
Ending balance, March 31, 2024	$2,903

As of March 31, 2025, the Company’s marketable debt securities maturities are all due within one year.

Note 7 — Prepaid Expenses

(in thousands)	March 31, 2025	December 31, 2024
Non-clinical research and clinical development services	$14,307	$14,136
Supply and manufacturing services	7,050	7,716
Insurances	776	1,113
Other prepayments	1,013	453
Total	$23,146	$23,418

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Note 8 — Trade and Other Payables

(in thousands)	March 31, 2025	December 31, 2024
Research and development services	$9,059	$5,081
Consulting and advisory services	1,478	39
Supply and manufacturing fees payable	1,000	3,597
Legal advisory services	281	93
Insurances	174	24
Other payables	14	158
Total	$12,006	$8,992

Note 9 — Accrued Expenses and Other Current Liabilities

(in thousands)	March 31, 2025	December 31, 2024
Research and development services and license fees	$4,070	$2,022
Bonuses and related employees compensation expenses	2,538	4,237
Tax liabilities	2,232	642
Consultant and other fees	833	586
Legal fees	613	138
Supply and manufacturing services	257	4,474
Total	$10,543	$12,099

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
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

The weighted average remaining lease term and weighted average discount rate for the operating leases as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (in months)	27	29
Weighted average discount rate	4.7%	4.7%

The future minimum annual lease payments under these operating leases as of March 31, 2025 are as follows:

(in thousands)
Year ending December 31,	Amount
Remainder of fiscal 2025	$1,136
2026	1,197
2027	136
2028	136
2029	92
Thereafter	—
Total lease payments	2,697
Less imputed interest	(123)
Total lease liability	2,574
Less current portion of lease liability	(1,432)
Long-term portion operating lease liability	$1,142

Operating cash outflows for amounts included in the measurement of lease liabilities were $368 thousand and $364 thousand for the three months ended March 31, 2025 and 2024, respectively.

The Company recorded the following lease and variable lease expenses for the three months ended March 31, 2025 and 2024:

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease expense	$364	$349
Variable lease expense	11	—
Total lease expense	$375	$349

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Note 11 — Employee Benefit Plans
The Company operates a defined benefit pension plan in Switzerland (the "Plan”) and a defined contribution pension plan in the United Kingdom, in accordance with local regulations and practices. As of March 31, 2025, the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment.
Components of Net Periodic Benefit Cost under the Plan

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Service Cost	$76	$71
Interest Cost	8	8
Expected return on plan assets	(19)	(15)
Amortization of unrecognized loss	3	3
Prior service (credit) recognized in current year	(2)	(3)
Net periodic benefit cost	$66	$64
The components of net periodic benefit cost other than the service cost component are included in general and administrative expense in the Company's condensed consolidated statements of operations and comprehensive loss.
Employer Contributions under the Plan
For the three months ended March 31, 2025, contributions of $70 thousand (CHF 63 thousand) were made to the Plan. The Company presently anticipates contributing an additional estimated amount of $210 thousand (CHF 189 thousand) to fund the Plan in 2025 for a total of $280 thousand (CHF 252 thousand).

Note 12 — Shareholders’ Equity

	Class A Ordinary Shares(1)		Class C Ordinary Shares(1)		Total Number of Ordinary Shares
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Balance at January 1, 2025	500,000,000	63,077,431	100,000,000	841,269	600,000,000	63,918,700
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	111,949	—	(111,949)	—	—
Option exercised and converted under the Employee Stock Option Plan	—	93,347	—	—	—	93,347
Issuance of Restricted Stock Awards under the Equity Incentive Plan	—	191,526	—	—	—	191,526
Balance at March 31, 2025	500,000,000	63,474,253	100,000,000	729,320	600,000,000	64,203,573
(1) Fully paid-in registered shares with a par value of $0.0001

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Class A Ordinary Shares
On April 6, 2022, the Company's Class A Ordinary Shares began trading on The Nasdaq Capital Market ("Nasdaq") under the symbol “MLTX”. As of March 31, 2025, there were 63,474,253 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote per share.
Class C Ordinary Shares
As of March 31, 2025, there were 729,320 Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, with a par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.

At the closing of the Business Combination, MoonLake, MoonLake AG and each ML Party (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization, included in MoonLake's audited financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report) entered into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would enjoy if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposes certain transfer and other restrictions on the ML Parties, (ii) provides for the waiver of certain statutory rights and (iii) establishes certain mechanics whereby MoonLake and each of the ML Parties are able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares equal to the Exchange Ratio of 33.638698 (as defined in Note 3 — Basis of Presentation, included in MoonLake's audited financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report). During the three months ended March 31, 2025, pursuant to the A&R Shareholders’ Agreement, 3,328 MoonLake AG Common Shares and 111,949 Class C Ordinary Shares were converted into 111,949 Class A Ordinary Shares. The foregoing description of the A&R Shareholders' Agreement is not complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the A&R Shareholders' Agreement filed as an exhibit on the Company's Current Report on Form 8-K filed with the SEC on April 11, 2022.

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

On August 31, 2023, the Company entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement” and together with the May 2023 Sales Agreement, the “Sales Agreements”), through which the Company could issue and sell up to $350.0 million of its Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as its sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. As of March 31, 2025, there was $265.0 million remaining for future sales under the August 2023 ATM Sales Agreement.

For the three months ended March 31, 2025, there were no sales under the August 2023 Sales Agreement.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
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

On March 8, 2024, the Company executed a similar transaction as a two-step process: (i) the Company acquired 501 MoonLake AG Common Shares held in treasury through a share purchase and assignment agreement ($0.8 million) and (ii) the Company contributed an additional $150.0 million of funds to MoonLake AG's capital reserves through a cash contribution. A stamp duty tax of $1.6 million, was levied on the capital contribution which the Company has classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction. The aforementioned increase in treasury shares occurred during the three months ended March 31, 2024 as a result of an employee termination entitling MoonLake AG to repurchase such employee's unvested shares (501 MoonLake AG Common Shares and 16,853 Class C Ordinary Shares) previously awarded as part of a share-based compensation program. Since the shares were subsequently sold to MoonLake, the corresponding Class C Ordinary Shares were canceled.

Note 13 — Net Loss per Share
The following table sets forth the net loss per share calculations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Numerator
Net loss attributable to controlling interests shareholders	$(39,944)	$(13,673)

Denominator
Total weighted average number of outstanding shares	63,233,788	62,637,212

Net loss per share – basic and diluted	$(0.63)	$(0.22)
There were 1,380,339 and 853,875 common stock equivalents outstanding in the form of stock options under the Equity Incentive Plan (as defined below) as of March 31, 2025 and 2024, respectively, that have been excluded from the calculation of net loss per share – diluted as their effect would be anti-dilutive.
Class C Ordinary Shares have been excluded from the weighted average number of outstanding shares used to calculate the net loss per share – basic and diluted as they do not carry economic rights.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
If the ML Parties elected to convert all of their MoonLake AG Common Shares and associated Class C Ordinary Shares into Class A Ordinary Shares as of January 1, 2024, the weighted average number of shares outstanding would have been 63,951,890 for the three months ended March 31, 2025, resulting in a net loss per share of $0.63. Upon conversion, all 729,320 Class C Ordinary Shares would be forfeited and there would no longer be any non-controlling interests.

Note 14 — Share-Based Compensation
As of March 31, 2025, the Company had the following share-based compensation arrangements:
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

As a result of this administrative conversion, the two main plans which remain active as of March 31, 2025 are the ESPP and Equity Incentive Plan, whereas the Restricted Founder Shares and ESOP are fully vested as of April 2023 and January 2024, respectively.

For the three months ended March 31, 2025, the Company has recognized an increase in equity in the condensed consolidated balance sheet, and share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss of $2.3 million. The share-based compensation expense was driven by the aforementioned two main active share-based compensation plans and programs:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

(in thousands)
Compensation Plan	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
ESPP	725	717
ESOP	(18)	—
MoonLake Immunotherapeutics 2022 Equity Incentive Plan	1,583	960
Total share-based compensation expense	$2,290	$1,677
Of which: included in research and development expense	627	417
Of which: included in general and administrative expense	1,663	1,260

We expect that all future employee awards will be made under the Equity Incentive Plan. As of March 31, 2025, 2,831,466 Class A Ordinary Shares from the authorized pool of 4,353,948 Class A Ordinary Shares remain available for future grants, and 1,188,813 Class A Ordinary Shares are reserved for issuance upon exercise of stock options granted under the Equity Incentive Plan.

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

ESPP	Number of Shares	Weighted-Average Grant Date Fair Value
Awards unvested as of January 1, 2025	319,769	10.00
Awards vested for the three months ended March 31, 2025	(73,467)	10.00
Awards unvested as of March 31, 2025	246,302	10.00
As of March 31, 2025, MoonLake AG had $2.4 million of total unrecognized compensation expense related to the ESPP that will be recognized over the weighted average period of 0.8 years.

Employee Stock Option Plan (ESOP) 2021-2025 - MoonLake AG

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

ESOP	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Awards outstanding as of January 1, 2025	98,393	1.50	5,180	6.73
Awards exercised for the three months ended March 31, 2025	(93,347)	1.30
Awards forfeited for the three months ended March 31, 2025	(5,046)	5.25
Awards outstanding as of March 31, 2025	—	—	—	—
Awards exercisable as of March 31, 2025	—	—	—	—

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

Equity Incentive Plan (Options)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Awards outstanding as of January 1, 2025	972,476	$24.94	$28,588	8.18
Awards granted for the three months ended March 31, 2025	229,228	$43.11
Awards forfeited for the three months ended March 31, 2025	(12,891)	$49.01
Awards outstanding as of March 31, 2025	1,188,813	$28.19	$17,161	8.28
Awards exercisable as of March 31, 2025	431,267	$13.97	$11,398	7.27
The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.

No options were exercised for the three months ended March 31, 2025.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Weighted average assumptions for the awards issued during the three months ended March 31, 2025
Estimated fair value of the option on the grant date using Black-Scholes model ($)	29.64
Exercise price ($)	43.11
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	4.4%
Expected dividend rate	—%
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

Equity Incentive Plan (Restricted Stock Awards)	Number of Shares	Weighted-Average Grant Date Fair Value
Awards unvested as of January 1, 2025	—	$—
Awards granted for the three months ended March 31, 2025	191,526	41.77
Awards forfeited for the three months ended March 31, 2025	—	—
Awards vested for the three months ended March 31, 2025	—	—
Awards unvested as of March 31, 2025	191,526	$41.77

Weighted average assumptions for the awards issued during the three months ended March 31, 2025
Estimated fair value of Common Shares on the grant date (USD)	41.77
Purchase price (CHF)	$—

As of March 31, 2025, the Company had $23.9 million of total unrecognized compensation expense related to the Equity Incentive Plan that will be recognized over the weighted average period of 2.62 years.

Note 15 — Income Taxes
The Company's effective tax rate (“ETR”) was -0.4% for the three months ended March 31, 2025, and -0.5% for the three months ended March 31, 2024. The Company is not aware of any items that would cause the quarterly ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the Company's loss before income taxes and the income tax provision recorded

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
was primarily attributable to the change in the valuation allowance. The Company continues to incur losses for the entities domiciled in the Cayman Island and Switzerland, and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not. A full valuation allowance has been recorded against the deferred tax asset.

Note 16 — Commitments and Contingencies

Commitments
The Company has entered into agreements as of March 31, 2025 primarily in regards to the clinical and non-clinical development services with contract research organizations ("CROs"), as well as supply and logistics services with contract manufacturing organizations ("CMOs"), for the advancement of SLK. As of March 31, 2025, the total committed expense under these agreements amounted to $205.6 million, of which $7.1 million are recognized under Prepaid expenses and the rest remain unrecognized.

The Company's In-License Agreement with MHKDG includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($324.2 million using a March 31, 2025 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK Program, the Company, at its sole discretion, can terminate all or part of the SLK Program. As of March 31, 2025, the Company made a total of €7.5 million ($8.1 million using the then applicable exchange rate) in additional milestone payments.

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

Note 17 - Segment Information
The Company operates as a single operating segment, focusing exclusively on the research, development, and eventual commercialization of its product. As the entire Company is centered around these activities, all consolidated parts of the Company are reviewed and analyzed as part of one segment.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
As of March 31, 2025, the Company's single operating segment had not generated revenue from any programs or services. The accounting policies of the segment are the same as those described in the Note 2 — Basis of Presentation and Significant Accounting Policies section. The measure of segment assets is reported on the consolidated balance sheet as total assets. The measure of segment profit or loss is reported on the consolidated statement of operations as net loss. The CODM uses this as a starting point alongside significant non-cash items and working capital changes to evaluate cash burn and determine financial sustainability, cost management patterns and overall business viability as the clinical trials progress. The CODM also uses this to manage operations and ensure the most efficient use of Company resources against current budgets, alignment with strategic goals and preparation of future forecasts.

Significant Segment Expenses

The measure of significant segment expenses is reported in the accompanying condensed consolidated statements of operations as "Research and development" and "General and administrative" for the three months ended March 31, 2025 and 2024.

Non-cash share-based compensation is reported in Note 14 — Share-Based Compensation for the three months ended March 31, 2025 and 2024. Non-cash depreciation and amortization for the three months ended March 31, 2025 and 2024 was $0.4 million and $0.3 million, respectively.

Geographical Data

Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets by geographical area as of March 31, 2025 are as follows:

(in thousands)
Country	March 31, 2025	December 31, 2024
Switzerland	$539	$610
United Kingdom	1,537	1,777
Portugal	1,224	1,257
Total	$3,300	$3,644

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025, appearing elsewhere in this quarterly report (“Quarterly Report”) on Form 10-Q, and with our audited financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025 (our “Annual Report”). Our unaudited condensed consolidated financial statements as of and for three months ended March 31, 2025 were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and presented in United States dollars ($).

References to “MoonLake”, “we”, “us”, “our”, “our Company”, “the Company” and “our business” refer to MoonLake Immunotherapeutics and its consolidated subsidiaries.

Special Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the following, are forward-looking statements: our future results of operations and financial position, our expectations regarding industry trends, the sufficiency of our cash and cash equivalents, the anticipated sources and uses of cash, the anticipated investments in our business, our business strategy, the plans and objectives of management for future operations and capital expenditures, and other information referred to in the sections titled “Business” and “Risk Factors” in our Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “predict”, “potential”, “might”, “possible”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contains forward-looking statements that reflect our plans and strategy for our business and related financing as well as expectations regarding the timing of regulatory submissions and potential commercialization for SLK. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. These forward-looking statements are subject to a number of important risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors include, among others, the risks, uncertainties and factors set forth in the section titled “Risk Factors” included in our Annual Report and the following risks, uncertainties and factors:

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

In May 2022, we initiated a Phase 2b trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in June 2023, we announced positive top-line results from this trial, which met its primary endpoint of Hidradenitis Suppurativa Clinical Response (“HiSCR”) 75. In October 2023, we announced positive 24-week top-line results showing that the maintenance treatment with SLK led to further improvements in HiSCR75 response rates and other clinically relevant outcomes in patients with moderate-to-severe HS. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the U.S. Food and Drug Administration (“FDA”), as well as positive feedback from our interactions with the E.U. European Medicines Agency (“EMA”), with both regulatory bodies supporting our proposed approach for advancing our Phase 3 program of SLK in HS. In May 2024, we announced the screening of the first patients in the VELA-1 trial (M1095-HS-301) and VELA-2 trial (M1095-HS-302). In April 2025, we announced completion of enrollment of the VELA program and presented baseline characteristics of enrolled patients. We expect primary endpoint data from the VELA-1 and VELA-2 clinical trials around September 2025.

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

In March 2024, we announced plans to initiate clinical studies of SLK in additional indications, including a Phase 3 trial in adolescent patients with HS (the VELA-TEEN trial (M1095-HS-304)), a Phase 2 trial in patients with PPP (the LEDA trial (M1095-PPP-201)), a Phase 2 trial in patients with axSpA (the S-OLARIS trial (M1095-axSpA-202)) and another Phase 2 trial applying novel imaging techniques in patients with PsA (the P-OLARIS trial (M1095-snSpA-202)). In January 2025, we announced that first patients have been screened in the VELA-TEEN, the LEDA, and the S-OLARIS clinical trials. In April 2025, we announced completion of enrollment of the LEDA clinical trial and presented an interim analysis of efficacy, suggesting strong effects of SLK in PPP. We expect patient enrollment for the P-OLARIS trial to commence in mid 2025.

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

As of March 31, 2025, we had $271.6 million of cash and cash equivalents. Based on our current operating plans and the Loan and Security Agreement (as defined below), we believe that our existing cash, cash equivalents and short-term marketable securities, together amounting to $480.1 million, will be sufficient to fund our operating expenses and capital expenditure requirements into 2028.

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

On August 31, 2023, we entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement” and together with the May 2023 Sales Agreement, the “Sales Agreements”), through which we could issue and sell up to $350.0 million of our Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. As of March 31, 2025, there was $265.0 million remaining for future sales under the August 2023 ATM Sales Agreement.

For the three months ended March 31, 2025, there were no sales under the August 2023 Sales Agreement.

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

On March 8, 2024, we executed a similar transaction as a two-step process: (i) we acquired 501 MoonLake AG Common Shares held in treasury through a share purchase and assignment agreement ($0.8 million) and (ii) we contributed an additional $150.0 million of funds to MoonLake AG's capital reserves through a cash contribution. A stamp duty tax of $1.6 million, was levied on the capital contribution which we have classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction. The aforementioned increase in treasury shares occurred during the three months ended March 31, 2024 as a result of an employee termination entitling MoonLake AG to repurchase such employee's unvested shares (501 MoonLake AG Common Shares and 16,853 Class C Ordinary Shares) previously awarded as part of a share-based compensation program. Since the shares were subsequently sold to MoonLake, the corresponding Class C Ordinary Shares were canceled.

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

We expect our existing cash and cash equivalents to be sufficient to advance the development of SLK in multiple indications, including the above-mentioned clinical trials in HS, PsA, adolescent HS, PPP and axSpA, and to submit a Biologics License Application for SLK. Clinical development involves a lengthy and expensive process with uncertain outcomes and is subject to risks described under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, including that our preclinical studies or clinical trials may not be conducted as planned or completed on schedule and may not satisfy the requirements of the FDA, EMA, or other comparable foreign regulatory authorities. If we are required to conduct additional preclinical studies or clinical trials of SLK beyond those that we currently contemplate, if we are delayed or unable to successfully complete clinical trials of SLK or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may require additional funding. Moreover, we will require additional capital to commercialize SLK and to discover, develop, obtain regulatory approval and commercialize any future product candidates, as applicable. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like us, and broader macroeconomic factors, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, may preclude us from successfully raising additional capital.

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

Gains or losses from foreign currency translation are included in the consolidated statements of operations and comprehensive loss in “other income, net”. We recognized a foreign currency transaction loss of $35 thousand for the three months ended March 31, 2025 and a foreign currency transaction loss of $60 thousand for the three months ended March 31, 2024.

Results of Operations
Comparison of the three months ended March 31, 2025 and 2024

(in thousands, except percentages)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Change	Change %
Operating expenses
Research and development	$(36,459)	$(13,014)	$(23,445)	180.2%
General and administrative	(11,026)	(6,806)	(4,220)	62.0%
Total operating expenses	(47,485)	(19,820)	(27,665)	139.6%
Operating loss	(47,485)	(19,820)	(27,665)	139.6%

Interest expense	(18)	—	(18)	-
Other income, net	7,097	5,915	1,182	20.0%
Loss before income tax	(40,406)	(13,905)	(26,501)	190.6%

Income tax expense	(153)	(70)	(83)	118.6%
Net loss	(40,559)	(13,975)	(26,584)	190.2%

Net unrealized gain (loss) on marketable securities and short-term investments	(2,756)	182	(2,938)	(1614.3)%
Actuarial gain on employee benefit plans	95	81	14	17.3%
Other comprehensive income (loss)	(2,661)	263	(2,924)	(1,111.8)%
Comprehensive loss	$(43,220)	$(13,712)	$(29,508)	215.2%
Research and Development

Research and development expenses were $36.5 million for the three months ended March 31, 2025, compared to $13.0 million for the three months ended March 31, 2024. The increase of $23.4 million primarily related to an increase of $15.8 million in expenses pertaining to clinical development trials with CROs, including the Phase 3 VELA program in HS and the Phase 3 IZAR program in PsA, as well as the additional trials in adolescent HS (the VELA-TEEN trial), PPP (the LEDA trial), axSpA (the S-OLARIS trial) and PsA (the P-OLARIS trial), an increase of $3.5 million in manufacturing expenses for products used in clinical trials, an increase of $1.6 million and $1.3 million in consulting expenses and personnel-related costs, respectively, to support the research and development effort, and an increase of $1.2 million related to contracted non-clinical research and development expenses.

General and Administrative
General and administrative expenses were $11.0 million for the three months ended March 31, 2025, compared to $6.8 million for the three months ended March 31, 2024. The increase of $4.2 million primarily related to an increase of $1.6 million in personnel-related costs and an increase of $1.0 million in expenses for advisory and professional services, both to support organizational growth, and an increase of $0.9 million in legal expenses to support the Loan and Security Agreement.

Other Income, Net

Other income, net was $7.1 million for the three months ended March 31, 2025, compared to $5.9 million for the three months ended March 31, 2024. The increase of $1.2 million primarily related to an increase of $1.2 million in realized interest on cash held in bank and cash investments in short-term marketable debt securities.
Income Tax Expense
Income tax expense was $0.2 million for the three months ended March 31, 2025, compared to $0.1 million for the three months ended March 31, 2024. The expense is related to corporate income tax of our subsidiaries in the U.K. and Portugal.
Other Comprehensive Income (Loss)

Other comprehensive loss was $2.7 million for the three months ended March 31, 2025, compared to other comprehensive income of $0.3 million for the three months ended March 31, 2024. The decrease in other comprehensive income of $2.9 million related to a decrease in net unrealized gain in short-term marketable debt securities.

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

For the three months ended March 31, 2025, we incurred a loss of $40.6 million, which includes non-cash items such as share-based compensation expense of $2.3 million, and cash outflow from operations of $38.1 million. As of March 31, 2025, we had a total of $480.1 million in cash, cash equivalents and short-term marketable securities. Based on our current operating plans and the Loan and Security Agreement, we believe our available cash, cash equivalents and short-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028.
We expect to incur significant expenses and operating losses for at least the next two years, assuming we continue the clinical development of, and seek regulatory approval for, our product candidate under an in-licensing agreement. It is expected that operating losses will fluctuate significantly from year to year due to the timing of clinical development programs, efforts to achieve regulatory approval, and sales and marketing efforts. We may require additional funding to bring our product candidate to market and support our continuing operations. In addition, with a change in the presidential administration in 2025, there has been an economic policy shift towards increasing tariffs, which in turn has led and could lead to further retaliatory tariffs. These may have the potential to impact expenses as well as our ability to, if ever, generate revenue or maintain profitability. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include income from collaborations, strategic partnerships, or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. If we are unable to acquire additional capital or resources, we may be required to modify our operational plans to fund our operating expense requirements. Refer to “Risk Factors — Risks Related to Our Limited Operating History, Business, Financial Condition, and Results of Operations” in our Annual Report for further details related to the risk of raising additional capital to fund our operations.

Term Loan Facility

In March 2025 (the “Closing Date”), we entered into a loan and security agreement (the “Loan and Security Agreement”) with Hercules Capital, Inc. (“Hercules”) and certain of its affiliates (collectively with Hercules, the “Lenders”) for an aggregate principal amount of $500.0 million, of which $300.0 million is fully committed subject to achievement of milestones (the “Credit Facility”). An initial tranche of $75.0 million (the “Tranche 1 Loan”) was funded under the Loan and Security Agreement on March 31, 2025 (the “Closing Date”). In addition to the Tranche 1 Loan, the Credit Facility provides for additional tranches as follows:

a.Subject to MoonLake’s announcement that the VELA-1 and VELA-2 Phase 3 studies of SLK in adult patients with moderate to severe hidradenitis suppurativa each achieved their protocol-specified primary endpoint with SLK having demonstrated an acceptable safety profile (the “Tranche 2 Milestone”), a second tranche with additional term loans in an aggregate principal amount of up to $125.0 million, available on the Tranche 2 Milestone achievement date through the earlier of (i) 30 days following such date and (ii) December 31, 2025,
b.Subject to MoonLake's announcement that the IZAR-1 and IZAR-2 Phase 3 studies of SLK in patients with active psoriatic arthritis each achieved their protocol-specified primary endpoint with SLK having demonstrated an acceptable safety profile (the “Tranche 3 Milestone”), a third tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 3 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) September 15, 2026,
c.Subject to the Company’s achievement of the Tranche 2 Milestone and Tranche 3 Milestone and the FDA’s acceptance of the Company’s submission of a BLA for SLK (collectively, the “Tranche 4 Milestone”), a fourth tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 4 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) March 15, 2027,
d.Subject to approval by the Lenders’ in their discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $200.0 million, and
e.The Credit Facility matures on April 1, 2030 (the “Maturity Date”) and bears interest at an annual rate equal to the greater of (i) prime rate as reported in The Wall Street Journal plus 1.45% and (ii) 8.45% with the initial interest rate equal to 8.95%. This rate is subject to a 0.25% reduction upon achievement of the U.S. Food and Drug Administration’s approval of a BLA for SLK. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility.

The Credit Facility does not provide for scheduled amortization payments during the term. All principal will be due on the Maturity Date. We may, at our option at any time, prepay all loans under the Credit Facility by paying the principal balance, plus accrued and unpaid interest, subject to (i) a prepayment premium equal to a range of 2.0% to 0.0% and (ii) an end of term charge equal to a range of 6.95% to 4.25%, each based on when the prepayment occurs. If the Credit Facility is repaid in full as a result of a change of control of the Company, the prepayment premium shall be waived.

The Loan and Security Agreement allows for us to satisfy a portion of the cash interest payments by capitalizing such interest payments as payment-in-kind (“PIK”). No PIK interest relating to the term loan has been recorded and included in the condensed consolidated balance sheet as of March 31, 2025.

All obligations under the Loan and Security Agreement will be secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all of our assets and our material subsidiaries, including our intellectual property, and will be guaranteed by our material subsidiaries, including foreign subsidiaries, subject to certain exceptions.

The Loan and Security Agreement contains customary covenants, such as financial covenants and certain events of default after which loans under the Credit Facility may be due and payable immediately. The Company was in compliance with all covenants as of March 31, 2025.

We are permitted to use the proceeds of the Credit Facility for working capital and general corporate purposes of the Company and our subsidiaries.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash used in operating activities	$(38,140)	$(14,948)
Net cash provided by (used in) investing activities	56,246	(28,804)
Net cash provided by financing activities	73,122	50,978
Effect of movements in exchange rates on cash held	(88)	46
Net increase in cash and cash equivalents	$91,140	$7,272
Cash Flows from Operating Activities

We did not generate any cash inflows from our operating activities. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital requirements, and we have historically experienced negative cash flows from operating activities as we invested in clinical research and related development.

Net cash used in operating activities was $38.1 million and $14.9 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The increase of net cash used in operating activities of $23.2 million was primarily driven by the increase in net loss of $26.6 million and the increase in cash paid for changes in prepaid expenses of $1.1 million. The increases were partially offset by an increase in cash from changes in trade and other payables of $1.4 million and a decrease in cash paid for changes in accrued expenses and other current liabilities of $1.3 million.
Cash Flows from Investing Activities
During the three months ended March 31, 2025, net cash provided by investing activities was $56.2 million, consisting predominantly of $144.8 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months, partially offset by $88.5 million related to the purchase of short-term marketable debt securities. During the three months ended March 31, 2024, net cash used in investing activities was $28.8 million, consisting predominantly of $87.7 million related to the purchase of short-term marketable debt securities, partially offset by $59.1 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months.
Cash Flows from Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities was $73.1 million consisting primarily of $73.0 million in net proceeds from the Loan and Security Agreement. During the three months ended March 31, 2024, net cash provided by financing activities was $51.0 million consisting primarily of $52.5 million in net proceeds from the shares sold under the August 2023 Sales Agreement.

Contractual Obligations and Commitments
The following summarizes our significant contractual obligations and other obligations as of March 31, 2025, which we generally expect to satisfy with cash on hand:

(in thousands)	Total	Less than 1 year	1 to 5 Years	More than 5 years
Purchase obligations(1)	$205,604	$150,395	$55,209	$—
Lease commitments(2)	2,697	1,515	1,182	—
Long-term debt obligations(3)	113,794	6,172	26,850	80,772
Total contractual obligations	$322,095	$158,082	$83,241	$80,772
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
(3)    We have committed ourselves to a long-term debt obligation, with a term that commenced on March 31, 2025. This debt obligation relates to the Loan and Security Agreement and reflects the expected payments due, including principal repayment, interest payments, and end of loan term charge.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report. There were no material changes to our critical accounting estimates during the three months ended March 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025, we have cash and cash equivalents and short-term marketable securities of $480.1 million, which consist primarily of bank deposits, commercial papers and certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities permissible for investment. The primary objective of the investment activities is non-trading related and instead to preserve principal as well as maximizing income received without significantly increasing risk.

To minimize any inherent market risk, we maintain a diverse and highly liquid portfolio which includes cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities including certificates of deposits and commercial papers, all with various maturity dates. The fair value of the cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of these instruments. Since they are classified as “available-for-sale”, no gains or losses are recognized in the condensed consolidated statements of operations and comprehensive loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all such investments until maturity. A hypothetical 10% increase or decrease in interest rates would not have had a material effect on our financial results or financial condition as of March 31, 2025.

As of March 31, 2025, we had $73.0 million in variable rate debt outstanding. The Tranche 1 Loan, which had a principal balance of $75.0 million, matures in April 2030, with interest-only monthly payments. The Tranche 1 Loan bears interest at a floating rate equal to 8.95% as of March 31, 2025, calculated as the greater of: (i) the prime rate as reported in the Wall Street Journal plus 1.45% and (ii) 8.25%. A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements.

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

As of March 31, 2025, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small and midcap biotechnology companies, like MoonLake, and broader macroeconomic factors may preclude us from successfully raising additional capital. For example, escalating trade tensions, elevated interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries, which such volatility can have an adverse effect on the ability to raise capital.

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
•timely file and gain acceptance of Investigational New Drug(“IND”)applications for our programs in order to commence planned clinical trials or future clinical trials;
•successfully enroll subjects in, and complete, our ongoing and planned clinical trials;
•obtain data related to SLK and generated prior to the In-License Agreement, but not transferred from MHKDG, which may delay our development and commercialization;
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

As a result of global economic conditions, including new or increased tariffs and other barriers to trade, especially in light of recent executive orders made by the presidential administration, trade and other international disputes, inflation and fluctuating interest rates, slower growth or recession, tighter credit, volatility in financial markets, high unemployment, labor availability constraints, public health crises, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics, particularly in the pharmaceutical and biotech areas, political and military conflict, including the conflicts between Russia and Ukraine and in the Middle East, we may in the future experience disruptions that could seriously harm our business. In recent months, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. Other potential disruptions include but are not limited to: delays or difficulties in enrolling patients in, initiating or expanding our clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff; increased rates of patients withdrawing from our clinical trials following enrollment as a result of certain health conditions or being forced to quarantine; interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed; recommendations by federal, state or local governments, employers and others or interruptions of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical trial endpoints; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors; interruption or delays in the operations of the FDA, EMA, and comparable foreign regulatory authorities including delays in receiving approval from local regulatory authorities to initiate our planned clinical trials; interruption of, or delays in receiving, supplies of SLK from our CMOs due to staffing shortages, raw materials shortages, production slowdowns or stoppages and disruptions in delivery systems; and limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions.

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

The process of obtaining regulatory approvals in the United States, the EU, and other jurisdictions is complex, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize SLK in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize SLK outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of SLK, we must demonstrate through complex and expensive preclinical studies and clinical trials that SLK is both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Further, SLK may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA, EMA, and comparable foreign regulatory authorities have discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. SLK could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA, EMA, or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA, EMA, or comparable foreign regulatory authorities that SLK is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to SLK; we may be unable to demonstrate that SLK’s clinical and other benefits outweigh its safety risks; the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of SLK may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA, EMA, or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of SLK; the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. Thus, the approval requirements for SLK are likely to vary by jurisdiction such that success in one jurisdiction is not necessarily predicative of success elsewhere. Further, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.

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

The ability of the FDA to review regulatory filings and our ability to commence human clinical trials can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal government employees since the start of the presidential administration in January 2025, the full impact of which is unclear at this time. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Furthermore, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

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

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or manufacturing of our product candidates, which could have a material adverse effect on our business.

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

The Loan and Security Agreement contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation.

Pursuant to the Loan and Security Agreement, we have pledged substantially all of our assets, subject to customary exceptions. Additionally, the Loan and Security Agreement contains certain affirmative and negative covenants that could prevent us from taking certain actions without the consent of our lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders. The Loan and Security Agreement also contains customary affirmative and negative covenants that, among other things, limit our ability, subject to certain exceptions, to incur indebtedness, grant liens, enter into a merger or consolidation, enter into transactions with affiliates, or sell all or a portion of our property, business or assets. The Loan and Security Agreement contains customary events of default. Upon the occurrence and continuation of an event of default, all amounts due under the Loan and Security Agreement become (in the case of an insolvency or bankruptcy event), or may become (in the case of all other events of default and at the option of Hercules), immediately due and payable. If an event of default under the Loan and Security Agreement should occur, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Loan and Security Agreement. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.

The price of our shares has been, and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our Class A Ordinary Shares has been and may continue to be highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control, including the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report and our Annual Report. The realization of any of these factors has had and may continue to have an adverse impact on the market price of our Class A Ordinary Shares. For example, escalating trade tensions, elevated interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries.

In addition, the stock market in general, and the market for biotechnology companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Class action securities litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation. In addition, broad market and industry factors may negatively affect the market price of our Class A Ordinary Shares, regardless of our actual operating performance. The market price for our Class A Ordinary Shares may be influenced by many factors, including:
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
•significant market volatility in recent months, particularly in the biotechnology and biopharmaceutical industries, caused by escalating trade tensions, elevated interest rates and regulatory uncertainty;
•general economic, industry and market conditions; and
•the other factors described in the “Risk Factors” sections in this Quarterly Report and our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

MoonLake Immunotherapeutics

Not applicable.

Item 5. Other Information

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Memorandum and Articles of Association of MoonLake Immunotherapeutics (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2022)
10.1*#	Loan and Security Agreement, dated March 31, 2025, by and among the Company, MoonLake AG, the Lenders party thereto and Hercules Capital, Inc.
10.2*+	Form of Restricted Stock Award.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	May 12, 2025	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	May 12, 2025	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)