Form 10-Q
period 2025-06-30
MoonLake Immunotherapeutics
filed 2025-08-05
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 63,501,402 Class A Ordinary Shares, $0.0001 par value (the "Class A Ordinary Shares"), and 729,320 Class C Ordinary Shares, $0.0001 par value (the "Class C Ordinary Shares"), issued and outstanding.

MOONLAKE IMMUNOTHERAPEUTICS

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MOONLAKE IMMUNOTHERAPEUTICS
s
s

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$306,681	$180,426
Short-term marketable debt securities	118,402	267,601
Other receivables	3,409	2,844
Prepaid expenses	26,989	23,418
Total current assets	455,481	474,289

Non-current assets
Operating lease right-of-use assets	2,251	2,922
Property and equipment, net	667	722
Other non-current assets	1,697	—
Total non-current assets	4,615	3,644
Total assets	$460,096	$477,933

Liabilities and Equity
Current liabilities
Trade and other payables	$17,079	$8,992
Accrued expenses and other current liabilities	8,732	12,099
Short-term portion of operating lease liabilities	1,550	1,372
Total current liabilities	27,361	22,463

Non-current liabilities
Long-term debt	73,381	—
Long-term portion of operating lease liabilities	836	1,458
Pension liability	574	621
Total non-current liabilities	74,791	2,079
Total liabilities	102,152	24,542
Commitments and contingencies (Note 16)

Shareholders' equity
Class A Ordinary Shares: $0.0001 par value per share; 500,000,000 shares authorized; 63,474,253 shares issued and outstanding as of June 30, 2025; 63,077,431 shares issued and outstanding as of December 31, 2024	6	6
Class C Ordinary Shares: $0.0001 par value per share; 100,000,000 shares authorized; 729,320 shares issued and outstanding as of June 30, 2025; 841,269 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	683,962	677,415
Accumulated deficit	(330,757)	(235,593)
Accumulated other comprehensive income	520	4,997
Total shareholders’ equity	353,731	446,825
Noncontrolling interests	4,213	6,566
Total equity	357,944	453,391
Total liabilities and equity	$460,096	$477,933

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Operating expenses
Research and development	$(49,762)	$(23,662)	$(86,221)	$(36,676)
General and administrative	(10,936)	(6,916)	(21,962)	(13,723)
Total operating expenses	(60,698)	(30,578)	(108,183)	(50,399)
Operating loss	(60,698)	(30,578)	(108,183)	(50,399)

Interest expense	(2,037)	—	(2,056)	—
Other income, net	6,779	5,898	13,876	11,814
Loss before income tax	(55,956)	(24,680)	(96,363)	(38,585)

Income tax expense	(95)	(79)	(248)	(149)
Net loss	$(56,051)	$(24,759)	$(96,611)	$(38,734)
Of which: net loss attributable to controlling interests shareholders	(55,220)	(24,267)	(95,165)	(37,940)
Of which: net loss attributable to noncontrolling interests shareholders	(831)	(492)	(1,446)	(794)

Net unrealized gain (loss) on marketable securities and short-term investments	(1,908)	652	(4,664)	834
Actuarial gain (loss) on employee benefit plans	13	(76)	108	5
Other comprehensive income (loss)	(1,895)	576	(4,556)	839
Comprehensive loss	$(57,946)	$(24,183)	$(101,167)	$(37,895)
Comprehensive loss attributable to controlling interests shareholders	(57,087)	(23,703)	(99,651)	(37,119)
Comprehensive loss attributable to noncontrolling interests	(859)	(480)	(1,516)	(776)

Weighted-average number of Class A Ordinary Shares, basic and diluted	63,282,728	62,874,637	63,258,393	62,755,925
Basic and diluted net loss per share attributable to controlling interests shareholders	$(0.87)	$(0.39)	$(1.50)	$(0.60)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(in thousands except share data)	Shares	Amount	Shares	Amount
Balance at January 1, 2024	60,466,453	$6	2,505,476	$—	$609,969	$(116,657)	$2,358	$495,676	$17,815	$513,491
Share-based compensation under the ESPP and Equity Incentive Plan	—	—	—	—	1,693	—	—	1,693	(16)	1,677
Buyback of unvested MoonLake AG Common Shares by MoonLake AG into treasury following an employee contract termination (Note 12)	—	—	—	—	113	—	1	114	(114)	—
Capital injection from MoonLake to MoonLake AG (Note 12)	—	—	—	—	(4,667)	—	—	(4,667)	3,057	(1,610)
Cancellation of MoonLake Class C Ordinary Shares following an employee contract termination in MoonLake AG (Note 12)	—	—	(16,853)	—	—	—	—	—	—	—
Issuance of Class A Ordinary Shares, net of transaction costs (Note 12)	914,828	—	—	—	52,540	—	—	52,540	—	52,540
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(13,673)	—	(13,673)	(302)	(13,975)
Other comprehensive income	—	—	—	—	—	—	257	257	6	263
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	1,493,356	—	(1,493,356)	—	10,537	—	76	10,613	(10,613)	—
Balance at March 31, 2024	62,874,637	$6	995,267	$—	$670,185	$(130,330)	$2,692	$542,553	$9,833	$552,386
Share-based compensation under the ESPP and Equity Incentive Plan	—	$—	—	$—	$1,813	$—	$—	$1,813	$15	$1,828
Other comprehensive loss	—	$—	—	$—	$—	$—	$564	$564	$12	$576
Net loss for the three months ended June 30, 2024	—	$—	—	$—	$—	$(24,267)	$—	$(24,267)	$(492)	$(24,759)
Balance at June 30, 2024	62,874,637	$6	995,267	$—	$671,998	$(154,597)	$3,256	$520,663	$9,368	$530,031

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(in thousands except share data)	Shares	Amount	Shares	Amount
Balance at January 1, 2025	63,077,431	$6	841,269	$—	$677,415	$(235,593)	$4,997	$446,825	$6,566	$453,391
Share-based compensation under the ESPP and Equity Incentive Plan	—	—	—	—	2,279	—	—	2,279	11	2,290
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	111,949	—	(111,949)	—	841	—	10	851	(851)	—
Options exercised and converted under the Employee Stock Option Plan, net of stamp duty fee	93,347	—	—	—	129	—	—	129	(9)	120
Issuance of Restricted Stock Awards under the Equity Incentive Plan	191,526	—	—	—	—	—	—	—	—	—
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(39,944)	—	(39,944)	(615)	(40,559)
Other comprehensive loss	—	—	—	—	—	—	(2,620)	(2,620)	(41)	(2,661)
Balance at March 31, 2025	63,474,253	$6	729,320	$—	$680,664	$(275,537)	$2,387	$407,520	$5,061	$412,581
Share-based compensation under the ESPP and Equity Incentive Plan	—	$—	—	$—	$3,298	$—	$—	$3,298	$11	$3,309
Net loss for the three months ended June 30, 2025	—	$—	—	$—	$—	$(55,220)	$—	$(55,220)	$(831)	$(56,051)
Other comprehensive loss	—	$—	—	$—	$—	$—	$(1,867)	$(1,867)	$(28)	$(1,895)
Balance at June 30, 2025	63,474,253	$6	729,320	$—	$683,962	$(330,757)	$520	$353,731	$4,213	$357,944

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flow from operating activities
Net loss	$(96,611)	$(38,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,120	670
Share-based compensation expense	5,599	3,505
Net periodic pension benefit gain for the qualified pension plan	(9)	(1)
Other non-cash items	(1,211)	(113)
Changes in operating assets and liabilities:
Other receivables	(566)	(620)
Operating lease right-of-use assets	—	(5)
Prepaid expenses	(3,570)	(9,009)
Other non-current assets	(1,697)	—
Trade and other payables	8,087	3,305
Operating lease liabilities	(444)	(723)
Accrued expenses and other current liabilities	(3,368)	(1,113)
Net cash flow used in operating activities	(92,670)	(42,838)

Cash flow from investing activities
Purchase of short-term marketable debt securities	(206,207)	(174,155)
Proceeds from maturities of short-term marketable debt securities	350,742	57,820
Purchase of property and equipment	(35)	(212)
Net cash flow provided by (used in) investing activities	144,500	(116,547)

Cash flow from financing activities
Proceeds from long-term debt, net of issuance costs	73,022	—
Issuance of Class A Ordinary Shares, net of transaction costs	—	52,540
Proceeds from options exercised under ESOP	100	—
Stamp duty on capital injection from MoonLake to MoonLake AG	—	(1,562)
Net cash flow provided by financing activities	73,122	50,978

Effect of movements in exchange rates on cash held	1,303	29
Net change in cash and cash equivalents	126,255	(108,378)

Cash and cash equivalents, beginning of period	180,426	451,169
Cash and cash equivalents, end of period	$306,681	$342,791

Supplementary disclosure of cash flow information:
Cash paid for interest	$(1,156)	$—
Non-cash operating lease right-of-use assets obtained in exchange for lease obligations	$—	$370

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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

Unless the context otherwise requires, “MoonLake” and the “Company” refer to the combined company following the Business Combination (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization included in MoonLake’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in MoonLake’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025 (the “Annual Report”)) consummated on April 5, 2022, together with its subsidiaries.

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

In the opinion of management, all material adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the entire fiscal year or any other period. The unaudited condensed consolidated financial information for the three and six months ended June 30, 2025 and 2024 have been prepared on the same basis as and should be read in conjunction with MoonLake’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
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

The Company bases its judgments and estimates on various factors and information, which may include, but are not limited to, the Company’s forecasts and future plans, current economic conditions and observable market-based transactions of its own shares, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future results of operations may be affected.

Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a stand-alone basis for the purposes of allocating resources and assessing financial performance.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company considers $nil and $59.7 million short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents as of June 30, 2025 and December 31, 2024 respectively.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Interest income is recognized when earned. Realized gains and losses are included in "Other income, net" and the cost of securities sold is determined using the specific-identification method.

Marketable debt securities are classified as either “Cash and cash equivalents” or “Short‑term marketable debt securities” according to their original maturity at the time of acquisition. Changes in unrealized gains and losses pertaining to cash equivalent securities are added back into the condensed consolidated statements of cash flows as those are excluded from the determination of earnings but impact the cash and cash equivalents position.

The Company estimates credit losses expected over the life of financial assets based on historical experience, current conditions and reasonable and supportable forecasts. There is no material impact to the unaudited condensed consolidated financial statements given the investments are highly liquid thereby carrying negligible credit loss risk and are all held with reputable companies with a low risk of default.

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

Long-Term Debt
Long-term debt is recognized as the amount of cash proceeds received plus the accreted present value of the End of Term Charge (as defined in the Loan and Security Agreement, as defined in Note 4 — Debt), less the unamortized End of Term Charge, debt issuance costs, and debt discount. It is subsequently reported at amortized cost. Interest expense is calculated using the effective interest method and any difference between the proceeds (net of unamortized debt

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
discount, debt issuance costs, End of Term Charge, and accreted present value of End of Term Charge) and the principal amount is recognized through interest expense over the estimated life of the related debt.

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

MoonLake does not have any finance leases. As of June 30, 2025, the Company has five operating leases related to the office spaces located in (i) Dorfstrasse 29, 6300, Zug, Switzerland (comprised of two leases), (ii) 95 Regent Street, CB2 1AW, Cambridge, England, United Kingdom, and (iii) Rua Manuel Pinto de Azevedo 860, 4150-335, Porto, Portugal (comprised of two leases). The operating leases are recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses the incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments.

Leases with an initial term of 12 months or less that do not have the option to purchase the underlying asset are not recorded on the balance sheet, with lease expense for these leases recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property.

Property and Equipment
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years. As of June 30, 2025, property and equipment, net relates to information technology, office equipment, and leasehold improvements.

Impairment of Long-Lived Assets
The Company reviews all long-lived asset groups, which consist of operating lease right-of-use assets, and property and equipment, whenever events or changes in circumstance indicate that these assets may not be recoverable. When evaluating long-lived assets, if the Company concludes that the estimated undiscounted cash flows attributable to the assets are less than their carrying value, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. There was no impairment of long-lived assets for the six months ended June 30, 2025, and 2024.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
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

Gains or losses from foreign currency translation are included in the condensed consolidated statements of operations and comprehensive loss in "Other income, net". The Company recognized foreign currency transaction gain of $378 thousand and $343 thousand for the three and six months ended June 30, 2025, respectively, and a foreign currency transaction loss of $39 thousand and $99 thousand for the three and six months ended June 30, 2024, respectively.

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
JUNE 30, 2025
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Pension
The Company accounts for pension assets and liabilities in accordance with ASC 715, Compensation – Retirement Benefits, which requires the recognition of the funded status of pension plans in the Company’s condensed consolidated balance sheets. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method. The projected benefit obligation as of June 30, 2025 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service costs for such pension plans, represented in the net periodic pension benefit cost, are included in the personnel expenses of the various functions where the employees are engaged. The other components of net benefit cost are included in the condensed consolidated statements of operations and comprehensive loss separately from the service cost component, in “Other income, net.” Plan assets are recorded at their fair value.

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

Prior Period Reclassification
The amortization expense in the condensed consolidated statements of cash flows in prior periods has been reclassified to conform with the current period presentation. The amortization expense of $619 thousand was reclassified from "Other non-cash items" to "Depreciation and amortization". The change did not have any impact on the net cash flow used in operating activities.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
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

The Company incurred a loss of $96.6 million for the six months ended June 30, 2025. As of June 30, 2025, the Company’s current assets exceeded its current liabilities by $428.1 million.

As of June 30, 2025, the Company had $306.7 million of cash and cash equivalents. Based on the Company's current operating plan and the Loan and Security Agreement as defined in Note 4 — Debt, management believes that the Company has sufficient capital to fund its operations and capital expenditures into 2028.

Note 4 – Debt

On March 31, 2025 (the “Closing Date”), MoonLake as a guarantor entered into a loan and security agreement (the “Loan and Security Agreement”) with its subsidiary, MoonLake AG, as borrower, the lenders party thereto (the “Lenders”), and Hercules Capital, Inc. ("Hercules"), as the administrative and collateral agent for itself and the Lenders. The Loan and Security Agreement provides a non-dilutive senior secured term loan facility (the “Credit Facility”) of up to an aggregate principal amount of $500.0 million. The Credit Facility matures on April 1, 2030 (the “Maturity Date”) and bears interest at an annual rate equal to the greater of (i) prime rate as reported in The Wall Street Journal plus 1.45% and (ii) 8.45%, subject to a 0.25% reduction upon achievement of the U.S. Food and Drug Administration's ("FDA") approval of a Biologics License Application ("BLA") for SLK.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

As of June 30, 2025, the carrying value of the term loan consists of the Tranche 1 Loan principal amount outstanding, plus the accreted present value of the End of Term Charge, less the unamortized End of Term Charge, debt issuance costs and debt discount. The effective interest rate is 10.41% and the Company recognized interest expense of $2.0 million and $2.1 million on the Loan and Security Agreement for the three and six months ended June 30, 2025, respectively. A portion of the debt issuance costs relate to undrawn tranches and are recognized as deferred charges.

(in thousands)
Non-current liabilities	June 30, 2025
Principal amount	$75,000
Accreted present value of End of Term Charge	3,431
Unamortized End of Term Charge	(3,171)
Unamortized debt issuance cost	(1,071)
Unamortized debt discount	(808)
Carrying value	$73,381

Non-current assets
Deferred charges - long-term debt	$1,697
Total	$1,697

The Company may prepay advances in whole at any time subject to a prepayment charge. Upon repayment of all term loans on or after April 1, 2027, the Company is further required to pay an additional charge equal to 6.95% for the Tranche 1 Loan and any draws under Tranche 2-4 Loans; 4.25% for any draw under the Tranche 5 Loan, and if repayment occurs prior to 24 months, the charge applied will be 4.25% ("End of Term Charge"). As of June 30, 2025, the End of Term Charge is accrued at 6.95% of the Tranche 1 Loan balance, recorded at present value of $3.2 million as an addition to the long-term debt in non-current liabilities and equally offset by unamortized contra non-current liabilities. The unamortized contra-liability will be amortized and the present value will be accreted up to the future value over the loan term as interest expense. The Tranche 1 Loan has a maturity requirement of $75.0 million due in 2030, with no other principal payments due for each of the five years following the date of the latest unaudited condensed consolidated balance sheets presented. Additional fees will be payable in connection with the Credit Facility upon drawing of future tranches.

The Loan and Security Agreement allows for the Company to satisfy a portion of the cash interest payments by capitalizing such interest payments as payment-in-kind (“PIK”). No PIK interest relating to the term loan has been recorded and included in the condensed consolidated balance sheet as of June 30, 2025.

The Loan and Security Agreement contains customary covenants, such as financial covenants and certain events of default after which loans under the Credit Facility may be due and payable immediately. The Company was in compliance with all covenants as of June 30, 2025.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Note 5 – Fair Value Measurements
The following table presents information about the Company's short-term marketable debt securities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

(in thousands)	June 30, 2025		December 31, 2024
	Level 2	Total	Level 2	Total
Eurocommercial Papers	$59,075	$59,075	$207,701	$207,701
Certificates of Deposit	59,327	59,327	119,583	119,583
Total	$118,402	$118,402	$327,284	$327,284

Cash and accounts payable approximate their fair values as of June 30, 2025 and December 31, 2024, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs. The fair value of the outstanding long-term debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input as it is not actively traded. As of June 30, 2025, total outstanding debt of $73.4 million is reported at amortized cost which approximates the fair value.

Note 6 – Investments
The fair value and amortized cost of investments in short-term marketable debt securities by major security type as of June 30, 2025 and December 31, 2024 are as follows:

(in thousands)	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$58,731	$344	$—	$59,075
Certificates of Deposit	58,928	399	—	59,327
Total	$117,659	$743	$—	$118,402
Of which classified within short-term marketable debt securities	117,659	743	—	118,402

(in thousands)	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$204,572	$3,129	$—	$207,701
Certificates of Deposit	117,305	2,278	—	119,583
Total	$321,877	$5,407	$—	$327,284
Of which classified within cash and cash equivalents	59,311	372	—	59,683
Of which classified within short-term marketable debt securities	262,566	5,035	—	267,601

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets, and recognized in accumulated other comprehensive income as of June 30, 2025 and 2024:

(in thousands)
Beginning balance, January 1, 2025	$5,407
Other comprehensive income before reclassifications	5,955
Amounts reclassified from accumulated other comprehensive income	(10,619)
Ending balance, June 30, 2025	$743

(in thousands)
Beginning balance, January 1, 2024	$2,721
Other comprehensive income before reclassifications	8,507
Amounts reclassified from accumulated other comprehensive income	(7,673)
Ending balance, June 30, 2024	$3,555

As of June 30, 2025, the Company’s marketable debt securities maturities are all due within one year.

Note 7 — Prepaid Expenses

(in thousands)	June 30, 2025	December 31, 2024
Non-clinical research and clinical development services	$17,302	$14,136
Supply and manufacturing services	7,015	7,716
Insurances	1,337	1,113
Other prepayments	1,335	453
Total	$26,989	$23,418

Note 8 — Trade and Other Payables

(in thousands)	June 30, 2025	December 31, 2024
Research and development services	$10,004	$5,081
Supply and manufacturing fees payable	4,886	3,597
Consulting and advisory services	1,183	39
Legal advisory services	404	93
Other payables	602	182
Total	$17,079	$8,992

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Note 9 — Accrued Expenses and Other Current Liabilities

(in thousands)	June 30, 2025	December 31, 2024
Bonuses and related employee compensation expenses	$3,234	$4,237
Research and development services and license fees	2,818	2,022
Supply and manufacturing services	917	4,474
Tax liabilities	836	642
Accrued debt interest	541	—
Consultant and other fees	386	586
Legal fees	—	138
Total	$8,732	$12,099

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

On October 9, 2023, the Company entered into an office lease agreement, effective as of October 9, 2023, to lease approximately 3,900 square feet of office space on the fifth floor of the building located at Rua Manuel Pinto de Azevedo 860, 4150-335, Porto, Portugal. This lease has a 3-year initial term, with two extendable periods of 3 years each. The Company expects to exercise the first available option and extend this lease through October 2029.

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

On August 14, 2024, the Company entered into an office lease agreement, effective as of September 8, 2024, to lease approximately 2,000 square feet of additional office space at its existing office located at Rua Manuel Pinto de Azevedo 860, 4150-335, Porto, Portugal. This lease has a 2-year initial term, with two extendable periods of 3 years each. The Company expects to exercise the first available option and extend this lease through October 2029.

The weighted average remaining lease term and weighted average discount rate for the operating leases as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in months)	25	29
Weighted average discount rate	4.7%	4.7%

The future minimum annual lease payments under these operating leases as of June 30, 2025 are as follows:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

(in thousands)
Year ending December 31,	Amount
Remainder of fiscal 2025	$811
2026	1,285
2027	147
2028	147
2029	100
Thereafter	—
Total lease payments	2,490
Less imputed interest	(104)
Total lease liability	2,386
Less current portion of lease liability	(1,550)
Long-term portion of operating lease liability	$836

Operating cash outflows for amounts included in the measurement of lease liabilities were $761 thousand and $725 thousand for the six months ended June 30, 2025 and 2024, respectively.

The Company recorded the following lease and variable lease expenses for the three and six months ended June 30, 2025 and 2024:

(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating lease expense	$366	$354	$730	$702
Variable lease expense	12	—	23	—
Total lease expense	$378	$354	$753	$702

Note 11 — Employee Benefit Plans
The Company operates a defined benefit pension plan in Switzerland (the “Plan”) and a defined contribution pension plan in the United Kingdom, in accordance with local regulations and practices. As of June 30, 2025, the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Components of Net Periodic Benefit Cost under the Plan

(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Service cost	$83	$68	$159	$139
Interest cost	8	8	16	17
Expected return on plan assets	(20)	(15)	(39)	(30)
Amortization of unrecognized loss	3	3	6	5
Prior service credit recognized in current year	(3)	(2)	(5)	(5)
Net periodic benefit cost	$71	$62	$137	$126

The components of net periodic benefit cost other than the service cost component are included in general and administrative expense in the Company's condensed consolidated statements of operations and comprehensive loss.

Employer Contributions under the Plan
For the six months ended June 30, 2025, contributions of $146 thousand (CHF 126 thousand) were made to the Plan. The Company presently anticipates contributing an additional estimated amount of $146 thousand (CHF 126 thousand) to fund the Plan in 2025 for a total of $292 thousand (CHF 252 thousand)

Note 12 — Shareholders’ Equity

	Class A Ordinary Shares(1)		Class C Ordinary Shares(1)		Total Number of Ordinary Shares
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Balance at January 1, 2025	500,000,000	63,077,431	100,000,000	841,269	600,000,000	63,918,700
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	111,949	—	(111,949)	—	—
Option exercised and converted under the Employee Stock Option Plan	—	93,347	—	—	—	93,347
Issuance of Restricted Stock Awards under the Equity Incentive Plan	—	191,526	—	—	—	191,526
Balance at March 31, 2025	500,000,000	63,474,253	100,000,000	729,320	600,000,000	64,203,573
Balance at June 30, 2025	500,000,000	63,474,253	100,000,000	729,320	600,000,000	64,203,573
(1) Fully paid-in registered shares with a par value of $0.0001

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Class A Ordinary Shares
On April 6, 2022, the Company's Class A Ordinary Shares began trading on The Nasdaq Capital Market ("Nasdaq") under the symbol “MLTX”. As of June 30, 2025, there were 63,474,253 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote per share.

Class C Ordinary Shares
As of June 30, 2025, there were 729,320 Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, with a par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.

At the closing of the Business Combination, MoonLake, MoonLake AG and each ML Party (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization, included in MoonLake's audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report) entered into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would enjoy if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposes certain transfer and other restrictions on the ML Parties, (ii) provides for the waiver of certain statutory rights and (iii) establishes certain mechanics whereby MoonLake and each of the ML Parties are able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares equal to the Exchange Ratio of 33.638698 (as defined in Note 3 — Basis of Presentation, included in MoonLake's audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report). The foregoing description of the A&R Shareholders' Agreement is not complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the A&R Shareholders' Agreement filed as an exhibit on the Company's Current Report on Form 8-K filed with the SEC on April 11, 2022.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
On August 31, 2023, the Company entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement” and together with the May 2023 Sales Agreement, the “Sales Agreements”), through which the Company could issue and sell up to $350.0 million of its Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as its sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. As of June 30, 2025, there was $265.0 million remaining for future sales under the August 2023 ATM Sales Agreement.

For the three months ended June 30, 2025, there were no sales under the August 2023 Sales Agreement.

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

Following the completion of the Offering, the Company opted to direct a substantial portion of the net proceeds to MoonLake AG. This was executed as a two-step process: (i) the Company acquired the remaining 22,756 MoonLake AG Common Shares held in treasury through a share purchase and assignment agreement formally executed on July 09, 2023 ($38.9 million) and (ii) the Company contributed additional funds to MoonLake AG’s capital reserves through a cash contribution agreement formally executed on July 10, 2023 ($275.0 million). A stamp duty tax of $2.8 million was levied on the aforementioned capital contribution which the Company has classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction.

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

Note 13 — Net Loss per Share
The following table sets forth the net loss per share calculations for the three and six months ended June 30, 2025 and 2024.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

(in thousands, except share and per share data)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Numerator
Net loss attributable to controlling interests shareholders	$(55,220)	$(24,267)	$(95,165)	$(37,940)

Denominator
Total weighted average number of outstanding shares	63,282,728	62,874,637	63,258,393	62,755,925

Net loss per share – basic and diluted	$(0.87)	$(0.39)	$(1.50)	$(0.60)

There were 1,576,378 and 959,023 common stock equivalents outstanding in the form of stock options and restricted stock awards under the Equity Incentive Plan (as defined below) as of June 30, 2025 and 2024, respectively, that have been excluded from the calculation of net loss per share – diluted as their effect would be anti-dilutive.

Class C Ordinary Shares have been excluded from the weighted average number of outstanding shares used to calculate the net loss per share – basic and diluted as they do not carry economic rights.

If the ML Parties elected to convert all of their MoonLake AG Common Shares and associated Class C Ordinary Shares into Class A Ordinary Shares as of January 1, 2024, the weighted average number of shares outstanding would have been 64,012,047 and 64,000,701 for the three and six months ended June 30, 2025, resulting in a net loss per share of $0.88 and $1.51, respectively. Upon conversion, all 729,320 Class C Ordinary Shares would be forfeited and there would no longer be any non-controlling interests.

Note 14 — Share-Based Compensation
As of June 30, 2025, the Company had the following share-based compensation arrangements:
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
As of January 1, 2024, the Company executed the conversion of the majority of the outstanding ESOP awards into an equivalent number of Equity Incentive Plan option awards that are settled with Class A Ordinary Shares, thereby eliminating the intermediary right to the exchange step noted above. From an accounting perspective, there is no underlying modification to the economic, control or legal rights of the awards, including vesting terms and conditions, exercise price and accounting classification. This is purely an administrative change as opposed to an accounting modification whereby the plan issuer is amended from MoonLake AG to MoonLake Immunotherapeutics. Consequently, there is no incremental fair value generated following the conversion and therefore no incremental expense recorded. Any remaining unvested compensation expense will be recorded over the remaining vesting period of the original awards, thereby resulting in no change to the condensed consolidated financial statements if the conversion had not occurred.

As a result of this administrative conversion, the two plans which remain active as of June 30, 2025 are the ESPP and Equity Incentive Plan, whereas the Restricted Founder Shares and ESOP are fully vested as of April 2023 and January 2024, respectively.

For the three and six months ended June 30, 2025, the Company has recognized an increase in equity in the unaudited condensed consolidated balance sheets and share-based compensation expense in the unaudited condensed consolidated statements of operations and comprehensive loss of $3.3 million and $5.6 million, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2024, respectively. The share-based compensation expense was driven by the aforementioned two active share-based compensation plans and programs:

(in thousands)
Compensation Plan	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
ESPP	$733	$733	$1,458	$1,450
ESOP	—	—	(18)	—
MoonLake Immunotherapeutics 2022 Equity Incentive Plan	2,576	1,095	4,159	2,055
Total share-based compensation expense	$3,309	$1,828	$5,599	$3,505
Of which: included in research and development expense	905	520	1,532	937
Of which: included in general and administrative expense	2,404	1,308	4,067	2,568

We expect that all future employee awards will be made under the Equity Incentive Plan. As of June 30, 2025, 2,635,427 Class A Ordinary Shares from the authorized pool of 4,353,948 Class A Ordinary Shares remain available for future grants, and 1,384,852 Class A Ordinary Shares are reserved for issuance upon exercise of stock options granted under the Equity Incentive Plan.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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

ESPP	Number of Shares	Weighted-Average Grant Date Fair Value
Awards unvested as of January 1, 2025	319,769	10.00
Awards vested for the six months ended June 30, 2025	(146,934)	10.00
Awards unvested as of June 30, 2025	172,835	10.00

As of June 30, 2025, MoonLake AG had $1.6 million of total unrecognized compensation expense related to the ESPP that will be recognized over the weighted average period of 0.55 years.

Employee Stock Option Plan (ESOP) 2021-2025 - MoonLake AG
The ESOP grants vested 25% on each anniversary of the grant date. In the event of a termination of the contractual relationship between the Company and the entitled employee, options could have been deemed forfeited by MoonLake AG if certain conditions were met. The awards featured an accelerated vesting condition linked to a “Change of Control”, defined as any transfer of shares that resulted in the proposed acquirer holding more than 50% of the then issued share capital of MoonLake AG or the Company, as the case may be, where all the outstanding awards (whether currently outstanding or granted in the future) would have been deemed fully vested.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

ESOP	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Awards outstanding as of January 1, 2025	98,393	1.50	5,180	6.73
Awards exercised for the six months ended June 30, 2025	(93,347)	1.30
Awards forfeited for the six months ended June 30, 2025	(5,046)	5.25
Awards outstanding as of June 30, 2025	—	—	—	—
Awards exercisable as of June 30, 2025	—	—	—	—

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

Equity Incentive Plan (Options)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Awards outstanding as of January 1, 2025	972,476	$24.94	$28,588	8.18
Awards granted for the six months ended June 30, 2025	458,247	$41.33
Awards forfeited for the six months ended June 30, 2025	(45,871)	$47.53
Awards outstanding as of June 30, 2025	1,384,852	$29.62	$25,605	8.26
Awards exercisable as of June 30, 2025	559,286	$15.83	$17,773	7.07

The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.

No options were exercised for the six months ended June 30, 2025.

As of June 30, 2025, the Company had $19.2 million of total unrecognized compensation expense related to options under the Equity Incentive Plan that will be recognized over the weighted average period of 2.84 years.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Weighted average assumptions for the awards issued during the six months ended June 30, 2025
Estimated fair value of the option on the grant date using Black-Scholes model ($)	28.36
Exercise price ($)	41.33
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	4.4%
Expected dividend rate	—%
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

Equity Incentive Plan (Restricted Stock Awards)	Number of Shares	Weighted-Average Grant Date Fair Value
Awards unvested as of January 1, 2025	—	$—
Awards granted for the six months ended June 30, 2025	191,526	41.77
Awards unvested as of June 30, 2025	191,526	$41.77

Weighted average assumptions for the awards issued during the six months ended June 30, 2025
Estimated fair value of Common Shares on the grant date (USD)	41.77

As of June 30, 2025, the Company had $7.3 million of total unrecognized compensation expense related to restricted stock awards under the Equity Incentive Plan that will be recognized over the weighted average period of 3.67 years.

Note 15 — Income Taxes
The Company's effective tax rate (“ETR”) was (0.2)% and (0.3)% for the three and six months ended June 30, 2025, respectively, and (0.3)% and (0.4)% for the three and six months ended June 30, 2024, respectively. The Company is not aware of any items that would cause the quarterly ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the Company's loss before income taxes and the income tax provision recorded was primarily attributable to the change in the valuation allowance. The Company continues to incur losses for the entities domiciled in the Cayman Island and Switzerland, and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not. A full valuation allowance has been recorded against the deferred tax asset.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Note 16 — Commitments and Contingencies
Commitments
The Company has entered into agreements as of June 30, 2025 primarily in regards to the clinical and non-clinical development services with contract research organizations ("CROs"), as well as supply and logistics services with contract manufacturing organizations ("CMOs"), for the advancement of SLK. As of June 30, 2025, the total committed expense under these agreements amounted to $223.9 million, of which $7.0 million is recognized under Prepaid expenses and the rest remain unrecognized.

The Company's In-License Agreement with MHKDG includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($351.4 million using a June 30, 2025 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK Program, the Company, at its sole discretion, can terminate all or part of the SLK Program. As of June 30, 2025, the Company made a total of €7.5 million ($8.1 million using the then applicable exchange rate) in additional milestone payments.

In addition, on May 12, 2023, MoonLake AG entered into an agreement with Research Cooperation Technologies, Inc. (“RCT”) and MHKDG, effective as of June 1, 2023, pursuant to which the Company was granted a royalty-bearing, nonexclusive, sublicensable right and license under RCT’s patents and know-how related to a manufacturing process using an underlying yeast strain, Pichia pastoris, to develop, manufacture, use, sell, offer for sale, and import and otherwise commercialize SLK on a world-wide basis, subject to certain restrictions. This agreement replaces the Company’s sublicense for similar rights under the In-License Agreement. In the aggregate, the Company is required to pay royalties within the range of low to mid-teen percent of net sales under the aforementioned agreements with MHKDG and RCT. Royalties will be recognized in the condensed consolidated statements of operations and comprehensive loss when net sales are recognized.

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
As of June 30, 2025, the Company's single operating segment had not generated revenue from any programs or services. The accounting policies of the segment are the same as those described in the Note 2 — Basis of Presentation and Significant Accounting Policies section. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. The measure of segment profit or loss is reported on the unaudited condensed consolidated statement of operations as net loss. The CODM uses this as a starting point alongside significant non-cash items and working capital changes to evaluate cash burn and determine financial sustainability, cost management patterns and overall business viability as the clinical trials progress. The CODM also uses this to manage operations and ensure the most efficient use of Company resources against current budgets, alignment with strategic goals and preparation of future forecasts.

Significant Segment Expenses

The measure of significant segment expenses is reported in the accompanying unaudited condensed consolidated statements of operations as “Research and development” and “General and administrative” for the six months ended June 30, 2025 and 2024.

Non-cash share-based compensation is reported in Note 14 — Share-Based Compensation for the six months ended June 30, 2025 and 2024. Non-cash depreciation and amortization for the six months ended June 30, 2025 and 2024 was $1.1 million and $0.7 million, respectively.

Geographical Data

Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets by geographical area as of June 30, 2025 and December 31, 2024 are as follows:

(in thousands)
Country	June 30, 2025	December 31, 2024
Switzerland	$468	$610
United Kingdom	1,295	1,777
Portugal	1,155	1,257
Total	$2,918	$3,644

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025, appearing elsewhere in this quarterly report (“Quarterly Report”) on Form 10-Q, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025 (our “Annual Report”). Our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and presented in United States dollars ($).

References to “MoonLake”, “we”, “us”, “our”, “our Company”, “the Company” and “our business” refer to MoonLake Immunotherapeutics and its consolidated subsidiaries.

Special Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the following, are forward-looking statements: our future results of operations and financial position, our expectations regarding industry trends, the sufficiency of our cash and cash equivalents, the anticipated sources and uses of cash, the anticipated investments in our business, our business strategy, the plans and objectives of management for future operations and capital expenditures, and other information referred to in the sections titled “Business” and “Risk Factors” in our Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “predict”, “potential”, “might”, “possible”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contains forward-looking statements that reflect our plans and strategy for our business and related financing as well as expectations regarding the timing of regulatory submissions and potential commercialization for SLK. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. These forward-looking statements are subject to a number of important risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors include, among others, the risks, uncertainties and factors set forth in the sections titled “Risk Factors” included in our Annual Report and this Quarterly Report and the following risks, uncertainties and factors:
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
•the impact of adverse business and economic conditions including inflationary pressures, general economic slowdown or a recession, fluctuating interest rates, new or increased tariffs and other barriers to trade and changes in fiscal and monetary policy or government budget dynamics;
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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in “Risk Factors” in our Annual Report or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

In March 2024, we announced plans to initiate clinical studies of SLK in additional indications, including a Phase 3 trial in adolescent patients with HS (the VELA-TEEN trial (M1095-HS-304)), a Phase 2 trial in patients with PPP (the LEDA trial (M1095-PPP-201)), a Phase 2 trial in patients with axSpA (the S-OLARIS trial (M1095-axSpA-202)) and another Phase 2 trial applying novel imaging techniques in patients with PsA (the P-OLARIS trial (M1095-snSpA-202)). In January 2025, we announced that first patients have been screened in the VELA-TEEN, the LEDA, and the S-OLARIS clinical trials. In April 2025, we announced completion of enrollment of the LEDA clinical trial and presented an interim analysis of efficacy, suggesting strong effects of SLK in PPP. We expect patient enrollment for the P-OLARIS trial to commence in the third quarter of 2025.

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

As of June 30, 2025, we had $306.7 million of cash and cash equivalents. Based on our current operating plans and the Loan and Security Agreement (as defined below), we believe that our existing cash, cash equivalents and short-term marketable securities, together amounting to $425.1 million, will be sufficient to fund our operating expenses and capital expenditure requirements into 2028.

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

On August 31, 2023, we entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement” and together with the May 2023 Sales Agreement, the “Sales Agreements”), through which we could issue and sell up to $350.0 million of our Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. As of June 30, 2025, there was $265.0 million remaining for future sales under the August 2023 ATM Sales Agreement.

For the three months ended June 30, 2025, there were no sales under the August 2023 Sales Agreement.

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

Following the completion of the Offering, we opted to direct a substantial portion of the net proceeds to MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”). This was executed as a two-step process: (i) we acquired the remaining 22,756 common shares in MoonLake AG (“MoonLake AG Common Shares”) held in treasury through a share purchase and assignment agreement formally executed on July 09, 2023 ($38.9 million) and (ii) additional funds were contributed to MoonLake AG’s capital reserves through a cash contribution agreement formally executed on July 10, 2023 ($275.0 million). A stamp duty tax of $2.8 million was levied on the aforementioned capital contribution which we have classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction.

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
•Building our manufacturing capabilities — We do not own or operate manufacturing facilities, and currently have no plans to establish any. We partner with third-party CMOs for both drug substance and finished drug product. We obtain our supplies from these manufacturers based on purchase orders. Therefore, we expect to incur research and development costs for the purchase of our supplies on an as needed basis to conduct our clinical trials. Technology transfers for drug substance and drug product to commercial scale CMOs have already been executed in 2022, but we may pursue additional technology transfers and process improvements. This is designed to allow us to scale up while SLK is in clinical development and advance potential commercial requirements. The improvement of our manufacturing capabilities will be important in driving efficiency, maintaining high standards of quality control, and ensuring that investigators, physicians, and patients have adequate access to our product candidates, if approved. We also plan to start the stock-piling of drug substance as pre-launch inventory in the second half of 2025.
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

We also expect to incur additional IT, legal, accounting, lease and other expenses as we continue to grow our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We expect our existing cash and cash equivalents to be sufficient to advance the development of SLK in multiple indications, including the above-mentioned clinical trials in HS, PsA, adolescent HS, PPP and axSpA, and to submit a Biologics License Application for SLK. Clinical development involves a lengthy and expensive process with uncertain outcomes and is subject to risks described under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, including that our preclinical studies or clinical trials may not be conducted as planned or completed on schedule and may not satisfy the requirements of the FDA, EMA, or other comparable foreign regulatory authorities. If we are required to conduct additional preclinical studies or clinical trials of SLK beyond those that we currently contemplate, if we are delayed or unable to successfully complete clinical trials of SLK or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may require additional funding. Moreover, we will require additional capital to commercialize SLK and to discover, develop, obtain regulatory approval and commercialize any future product candidates, as applicable. We expect to finance future cash needs through public or private equity, additional debt or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like us, and broader macroeconomic factors, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, may preclude us from successfully raising additional capital.

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

Gains or losses from foreign currency translation are included in the condensed consolidated statements of operations and comprehensive loss in “Other income, net”. We recognized a foreign currency transaction gain of $378 thousand and $343 thousand for the three and six months ended June 30, 2025, respectively, and a foreign currency transaction loss of $39 thousand and $99 thousand for the three and six months ended June 30, 2024, respectively.

Results of Operations
Comparison of the three months ended June 30, 2025 and 2024

(in thousands, except percentages)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change	Change %
Operating expenses
Research and development	$(49,762)	$(23,662)	$(26,100)	110.3%
General and administrative	(10,936)	(6,916)	(4,020)	58.1%
Total operating expenses	(60,698)	(30,578)	(30,120)	98.5%
Operating loss	(60,698)	(30,578)	(30,120)	98.5%

Interest expense	(2,037)	—	(2,037)	100.0%
Other income, net	6,779	5,898	881	14.9%
Loss before income tax	(55,956)	(24,680)	(31,276)	126.7%

Income tax expense	(95)	(79)	(16)	20.3%
Net loss	(56,051)	(24,759)	(31,292)	126.4%

Net unrealized gain (loss) on marketable securities and short-term investments	(1,908)	652	(2,560)	(392.6)%
Actuarial gain (loss) on employee benefit plans	13	(76)	89	(117.1)%
Other comprehensive income (loss)	(1,895)	576	(2,471)	(429.0)%
Comprehensive loss	$(57,946)	$(24,183)	$(33,763)	139.6%

Research and Development
Research and development expenses were $49.8 million for the three months ended June 30, 2025, compared to $23.7 million for the three months ended June 30, 2024. The increase of $26.1 million, or 110.3%, is primarily related to an increase of $15.8 million in expenses pertaining to clinical development trials with CROs, including the Phase 3 VELA program in HS and the Phase 3 IZAR program in PsA, as well as the additional trials in adolescent HS (the VELA-TEEN trial), PPP (the LEDA trial), axSpA (the S-OLARIS trial) and PsA (the P-OLARIS trial), an increase of $6.1 million in manufacturing, supply and logistics expenses, increases of $1.4 million and $1.3 million in consulting expenses and personnel-related costs, respectively, to support the research and development effort, and an increase of $1.3 million related to contracted non-clinical research and development expenses.

General and Administrative
General and administrative expenses were $10.9 million for the three months ended June 30, 2025, compared to $6.9 million for the three months ended June 30, 2024. The increase of $4.0 million, or 58.1%, is primarily related to an increase of $2.5 million in personnel-related costs and an increase of $1.6 million in advisory and legal expenses, both to support organizational growth.

Interest Expense
Interest expense was $2.0 million, or 100.0%, for the three months ended June 30, 2025, compared to $nil for the three months ended June 30, 2024. The interest expense during the current period is related to recognized interest on the new Loan and Security Agreement.

Other Income, Net
Other income, net was $6.8 million for the three months ended June 30, 2025, compared to $5.9 million for the three months ended June 30, 2024. The increase in income of $0.9 million, or 14.9%, primarily related to an increase of $1.0 million in net realized currency gains and an increase of $0.5 million in realized interest on cash held in bank and cash investments in short-term marketable debt securities, partially offset by an increase of $0.6 million in net unrealized currency losses.

Income Tax Expense
Income tax expense was $0.1 million for the three months ended June 30, 2025 and 2024. The expense is related to corporate income tax of our subsidiaries in the U.K. and Portugal.

Other Comprehensive Income (Loss)
Other comprehensive loss was $1.9 million for the three months ended June 30, 2025, compared to other comprehensive income of $0.6 million for the three months ended June 30, 2024. The decrease in other comprehensive income of $2.5 million, or (429.0)%, is primarily related to a decrease in net unrealized gain in short-term marketable debt securities.

Comparison of the six months ended June 30, 2025 and 2024

(in thousands, except percentages)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change	Change %
Operating expenses
Research and development	$(86,221)	$(36,676)	$(49,545)	135.1%
General and administrative	(21,962)	(13,723)	(8,239)	60.0%
Total operating expenses	(108,183)	(50,399)	(57,784)	114.7%
Operating loss	(108,183)	(50,399)	(57,784)	114.7%

Interest expense	(2,056)	—	(2,056)	100.0%
Other income, net	13,876	11,814	2,062	17.5%
Loss before income tax	(96,363)	(38,585)	(57,778)	149.7%
				-
Income tax expense	(248)	(149)	(99)	66.4%
Net loss	(96,611)	(38,734)	(57,877)	149.4%

Net unrealized gain (loss) on marketable securities and short-term investments	(4,664)	834	(5,498)	(659.2)%
Actuarial gain on employee benefit plans	108	5	103	2,060.0%
Other comprehensive income (loss)	(4,556)	839	(5,395)	(643.0)%
Comprehensive loss	$(101,167)	$(37,895)	$(63,272)	167.0%

Research and Development
Research and development expenses were $86.2 million for the six months ended June 30, 2025, compared to $36.7 million for the six months ended June 30, 2024. The increase of $49.5 million, or 135.1%, is primarily related to an increase of $31.7 million in expenses pertaining to clinical development trials with CROs, including the Phase 3 VELA program in HS and the Phase 3 IZAR program in PsA, as well as the VELA-TEEN trial, the LEDA trial, the S-OLARIS trial and the P-OLARIS trial, an increase of $9.4 million in manufacturing, supply, and logistics expenses, increases of $3.1 million and $2.6 million in consulting expenses and personnel-related costs, respectively, to support the research and development effort, and an increase of $2.6 million related to contracted non-clinical research and development expenses.

General and Administrative
General and administrative expenses were $22.0 million for the six months ended June 30, 2025, compared to $13.7 million for the six months ended June 30, 2024. The increase of $8.3 million, or 60.0%, is primarily related to an increase of $3.5 million in advisory and legal expenses, an increase of $4.5 million in personnel-related costs, both to support organizational growth, and an increase of $0.5 million for marketing and communication expenses.

Interest Expense
Interest expense was $2.1 million, or 100.0%, for the six months ended June 30, 2025, compared to $nil for the six months ended June 30, 2024. The interest expense during the current period is related to recognized interest on the new Loan and Security Agreement.

Other Income, Net
Other income, net was $13.9 million for the six months ended June 30, 2025, compared to $11.8 million for the six months ended June 30, 2024. The increase in income of $2.1 million, or 17.5%, is primarily related to an increase of $1.7 million in realized interest on cash held in bank and cash investments in short-term marketable debt securities, an increase of $1.3 million in net realized currency gains, partially offset by an increase of $0.9 million in net unrealized currency losses.

Income Tax Expense
Income tax expense was $0.2 million for the six months ended June 30, 2025, compared to $0.1 million for the six months ended June 30, 2024. The expense for each period is related to corporate income tax of our subsidiaries in the U.K. and Portugal.

Other Comprehensive Income (Loss)
Other comprehensive loss was $4.6 million for the six months ended June 30, 2025, compared to other comprehensive income of $0.8 million for the six months ended June 30, 2024. The decrease in other comprehensive income of $5.4 million, or 643.0%, is primarily related to a decrease in net unrealized gain in short-term marketable debt securities.

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

For the six months ended June 30, 2025, we incurred a loss of $96.6 million, which includes non-cash items such as share-based compensation expense of $5.6 million, and cash outflow from operations of $92.7 million. As of June 30, 2025, we had a total of $425.1 million in cash, cash equivalents and short-term marketable securities. Based on our current operating plans and the Loan and Security Agreement, we believe our available cash, cash equivalents and short-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028.
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

Term Loan Facility
In March 2025, we entered into a loan and security agreement (the “Loan and Security Agreement”) with Hercules Capital, Inc. (“Hercules”) and certain of its affiliates (collectively with Hercules, the “Lenders”) for an aggregate principal amount of $500.0 million, of which $300.0 million is fully committed subject to achievement of milestones (the “Credit Facility”). An initial tranche of $75.0 million (the “Tranche 1 Loan”) was funded under the Loan and Security Agreement on March 31, 2025 (the “Closing Date”). In addition to the Tranche 1 Loan, the Credit Facility provides for additional tranches as follows:
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

The Loan and Security Agreement allows for us to satisfy a portion of the cash interest payments by capitalizing such interest payments as payment-in-kind (“PIK”). No PIK interest relating to the term loan has been recorded and included in the condensed consolidated balance sheets as of June 30, 2025.

All obligations under the Loan and Security Agreement will be secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all of our assets and our material subsidiaries, including our intellectual property, and will be guaranteed by our material subsidiaries, including foreign subsidiaries, subject to certain exceptions.

The Loan and Security Agreement contains customary covenants, such as financial covenants and certain events of default after which loans under the Credit Facility may be due and payable immediately. The Company was in compliance with all covenants as of June 30, 2025.

We are permitted to use the proceeds of the Credit Facility for working capital and general corporate purposes of the Company and our subsidiaries.

Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(92,670)	$(42,838)
Net cash provided by (used in) investing activities	144,500	(116,547)
Net cash provided by financing activities	73,122	50,978
Effect of movements in exchange rates on cash held	1,303	29
Net increase (decrease) in cash and cash equivalents	$126,255	$(108,378)

Cash Flows from Operating Activities
We did not generate any cash inflows from our operating activities. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital requirements, and we have historically experienced negative cash flows from operating activities as we invested in clinical research and related development.

Net cash used in operating activities was $92.7 million and $42.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The increase of net cash used in operating activities of $49.9 million was primarily driven by the increase in net loss of $57.9 million, an increase in cash paid for changes in accrued expenses and other current liabilities of $2.3 million, and an increase in cash paid for changes in other non-current assets of $1.7 million. The increases were partially offset by a decrease in cash paid for changes in prepaid expenses of $5.4 million, and an increase in cash from changes in trade and other payables of $4.8 million

Cash Flows from Investing Activities
During the six months ended June 30, 2025, net cash provided by investing activities was $144.5 million, consisting predominantly of $350.7 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months, partially offset by $206.2 million related to the purchase of short-term marketable debt securities. During the six months ended June 30, 2024, net cash used in investing activities was $116.5 million, consisting predominantly of $174.2 million related to the purchase of short-term marketable debt securities, partially offset by $57.8 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months.
Cash Flows from Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was $73.1 million consisting primarily of $73.0 million in net proceeds from the Loan and Security Agreement. During the six months ended June 30, 2024, net cash provided by financing activities was $51.0 million consisting primarily of $52.5 million in net proceeds from the shares sold under the August 2023 Sales Agreement.

Contractual Obligations and Commitments
The following summarizes our significant contractual obligations and other obligations as of June 30, 2025, which we generally expect to satisfy with cash on hand:

(in thousands)	Total	Less than 1 year	1 to 5 Years	More than 5 years
Purchase obligations(1)	$223,884	$160,545	$63,339	$—
Lease commitments(2)	2,490	1,621	869	—
Long-term debt obligations(3)	113,122	6,806	106,316	—
Total contractual obligations	$339,496	$168,972	$170,524	$—
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

Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report. There were no material changes to our critical accounting estimates during the six months ended June 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2025, we have cash and cash equivalents and short-term marketable securities of $425.1 million, which consist primarily of bank deposits, commercial papers and certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities permissible for investment. The primary objective of the investment activities is non-trading related and instead to preserve principal as well as maximizing income received without significantly increasing risk.

To minimize any inherent market risk, we maintain a diverse and highly liquid portfolio which includes cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities including certificates of deposits and commercial papers, all with various maturity dates. The fair value of the cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of these instruments. Since they are classified as “available-for-sale”, no gains or losses are recognized in the condensed consolidated statements of operations and comprehensive loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all such investments until maturity. A hypothetical 10% increase or decrease in interest rates would not have had a material effect on our financial results or financial condition as of June 30, 2025.

As of June 30, 2025, we had $73.4 million in variable rate debt outstanding. The Tranche 1 Loan, which had a principal balance of $75.0 million, matures in April 2030, with interest-only monthly payments. The Tranche 1 Loan bears interest at a floating rate equal to 8.95% as of June 30, 2025, calculated as the greater of: (i) the prime rate as reported in the Wall Street Journal plus 1.45% and (ii) 8.25%. A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements.

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

As of June 30, 2025, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Any of the risks described in our Annual Report are factors that could cause our actual results to differ materially from those in this Quarterly Report. Any of these factors could result in a significant or material adverse effect upon our business, results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, results of operations or financial condition. Except as described below, there have been no material changes to the risk factors that we included in our Annual Report and Quarterly Report on Form 10-Q for the quarter ending March 31, 2025, which was filed with the SEC on May 12, 2025. We may make changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Geopolitical events and global economic conditions, such as public health crises, the conflicts between Russia and Ukraine and in the Middle East, could seriously and adversely affect our preclinical studies and ongoing and anticipated clinical trials, business, financial condition and results of operations.

As a result of global economic conditions, including new or increased tariffs imposed by the U.S. government and potential retaliatory measures by foreign governments and other barriers to trade, especially in light of recent executive orders made by the presidential administration, trade and other international disputes, inflation and fluctuating interest rates, slower growth or recession, tighter credit, volatility in financial markets, high unemployment, labor availability constraints, public health crises, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics, particularly in the pharmaceutical and biotech areas, political and military conflict, including the conflicts between Russia and Ukraine and in the Middle East, we may in the future experience disruptions that could seriously harm our business. In recent months, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. Other potential disruptions include but are not limited to: delays or difficulties in enrolling patients in, initiating or expanding our clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff; increased rates of patients withdrawing from our clinical trials following enrollment as a result of certain health conditions or being forced to quarantine; interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed; recommendations by federal, state or local governments, employers and others or interruptions of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical trial endpoints; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors; interruption or delays in the operations of the FDA, EMA, and comparable foreign regulatory authorities including delays in receiving approval from local regulatory authorities to initiate our planned clinical trials; interruption of, or delays in receiving, supplies of SLK from our CMOs due to staffing shortages, raw materials shortages, production slowdowns or stoppages and disruptions in delivery systems; and limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions.

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

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules governing U.S. federal, state and local income taxation are constantly under review and modification by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws, including those with potential retroactive application, could adversely affect us or our stockholders. We regularly assess the potential impact of various tax reform proposals and modifications to existing tax treaties in jurisdictions where we have operations to understand their potential effect on our business and any assumptions we have made about our future taxable income. However, we cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our financial conditions or our stockholders, if they were to be enacted.

For example, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to immediately deduct research and development expenditures and instead requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a provision restoring the immediate deductibility of domestic research and development expenditures. The impact of this newly enacted law on our tax position will depend on how the provision is implemented and interpreted by the IRS and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements
On June 17, 2025, Dr. Jorge Santos da Silva, the Chief Executive Officer and a director of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). Dr. Santos da Silva's plan provides for the sale, subject to certain conditions, of up to 200,000 Class A Ordinary Shares through November 24, 2025.

MoonLake Immunotherapeutics

On June 17, 2025, Mr. Matthias Bodenstedt, the Chief Financial Officer of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b-1(c). Dr. Bodenstedt's plan provides for the sale, subject to certain conditions, of up to 300,000 Class A Ordinary Shares through March 31, 2026.

On June 26, 2025, Dr. Kristian Reich, Chief Scientific Officer of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). Dr. Reich’s plan provides for the sale, subject to certain conditions, of up to 300,000 Class A Ordinary Shares through March 31, 2026.

During the three months ended June 30, 2025, no other director or Section 16 officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	August 5, 2025	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	August 5, 2025	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)