Form 10-Q
period 2025-09-30
MoonLake Immunotherapeutics
filed 2025-11-05
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2025, there were 63,704,544 Class A Ordinary Shares, $0.0001 par value (the "Class A Ordinary Shares"), and 526,178 Class C Ordinary Shares, $0.0001 par value (the "Class C Ordinary Shares"), issued and outstanding.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MOONLAKE IMMUNOTHERAPEUTICS
s
s
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$350,736	$180,426
Short-term marketable debt securities	29,743	267,601
Other receivables	4,022	2,844
Prepaid expenses	26,714	23,418
Total current assets	411,215	474,289

Non-current assets
Operating lease right-of-use assets	1,911	2,922
Property and equipment, net	622	722
Other non-current assets	587	—
Total non-current assets	3,120	3,644
Total assets	$414,335	$477,933

Liabilities and Equity
Current liabilities
Trade and other payables	$25,282	$8,992
Accrued expenses and other current liabilities	21,587	12,099
Short-term portion of operating lease liabilities	1,499	1,372
Total current liabilities	48,368	22,463

Non-current liabilities
Long-term debt	73,741	—
Long-term portion of operating lease liabilities	486	1,458
Pension liability	549	621
Total non-current liabilities	74,776	2,079
Total liabilities	123,144	24,542
Commitments and contingencies (Note 16)

Shareholders' equity
Class A Ordinary Shares: $0.0001 par value per share; 500,000,000 shares authorized; 63,704,544 shares issued and outstanding as of September 30, 2025; 63,077,431 shares issued and outstanding as of December 31, 2024	6	6
Class C Ordinary Shares: $0.0001 par value per share; 100,000,000 shares authorized; 526,178 shares issued and outstanding as of September 30, 2025; 841,269 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	689,108	677,415
Accumulated deficit	(400,486)	(235,593)
Accumulated other comprehensive income	278	4,997
Total shareholders’ equity	288,906	446,825
Noncontrolling interests	2,285	6,566
Total equity	291,191	453,391
Total liabilities and equity	$414,335	$477,933
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Operating expenses
Research and development	$(60,635)	$(35,736)	$(146,856)	$(72,412)
General and administrative	(10,799)	(7,376)	(32,760)	(21,099)
Total operating expenses	(71,434)	(43,112)	(179,616)	(93,511)
Operating loss	(71,434)	(43,112)	(179,616)	(93,511)

Interest expense	(3,198)	—	(5,254)	—
Other income, net	4,053	7,090	17,930	18,903
Loss before income tax	(70,579)	(36,022)	(166,940)	(74,608)

Income tax expense	(115)	(92)	(363)	(241)
Net loss	$(70,694)	$(36,114)	$(167,303)	$(74,849)
Of which: net loss attributable to controlling interests shareholders	(69,729)	(35,390)	(164,891)	(73,331)
Of which: net loss attributable to noncontrolling interests shareholders	(965)	(724)	(2,412)	(1,518)

Net unrealized gain (loss) on marketable securities and short-term investments	(255)	(325)	(4,920)	509
Actuarial gain (loss) on employee benefit plans	8	(116)	116	(111)
Other comprehensive income (loss)	(247)	(441)	(4,804)	398
Comprehensive loss	$(70,941)	$(36,555)	$(172,107)	$(74,451)
Comprehensive loss attributable to controlling interests shareholders	(69,972)	(35,823)	(169,622)	(72,941)
Comprehensive loss attributable to noncontrolling interests	(969)	(733)	(2,485)	(1,510)

Weighted-average number of Class A Ordinary Shares, basic and diluted	63,369,984	62,896,782	63,295,999	62,803,220
Basic and diluted net loss per share attributable to controlling interests shareholders	$(1.10)	$(0.56)	$(2.61)	$(1.17)
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(in thousands except share data)	Shares	Amount	Shares	Amount
Balance at January 1, 2024	60,466,453	$6	2,505,476	$—	$609,969	$(116,657)	$2,358	$495,676	$17,815	$513,491
Share-based compensation under the Employee Share Participation Plan and MoonLake Immunotherapeutics 2022 Equity Incentive Plan	—	—	—	—	1,693	—	—	1,693	(16)	1,677
Buyback of unvested MoonLake AG Common Shares by MoonLake AG into treasury following an employee contract termination	—	—	—	—	113	—	1	114	(114)	—
Capital injection from MoonLake to MoonLake AG	—	—	—	—	(4,667)	—	—	(4,667)	3,057	(1,610)
Cancellation of MoonLake Class C Ordinary Shares following an employee contract termination in MoonLake AG	—	—	(16,853)	—	—	—	—	—	—	—
Issuance of Class A Ordinary Shares, net of transaction costs	914,828	—	—	—	52,540	—	—	52,540	—	52,540
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(13,673)	—	(13,673)	(302)	(13,975)
Other comprehensive income	—	—	—	—	—	—	257	257	6	263
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	1,493,356	—	(1,493,356)	—	10,537	—	76	10,613	(10,613)	—
Balance at March 31, 2024	62,874,637	$6	995,267	$—	$670,185	$(130,330)	$2,692	$542,553	$9,833	$552,386
Share-based compensation under the Employee Share Participation Plan and MoonLake Immunotherapeutics 2022 Equity Incentive Plan	—	$—	—	$—	$1,813	$—	$—	$1,813	$15	$1,828
Other comprehensive income	—	$—	—	$—	$—	$—	$564	$564	$12	$576
Net loss for the three months ended June 30, 2024	—	$—	—	$—	$—	$(24,267)	$—	$(24,267)	$(492)	$(24,759)
Balance at June 30, 2024	62,874,637	$6	995,267	$—	$671,998	$(154,597)	$3,256	$520,663	$9,368	$530,031
Share-based compensation under the Employee Share Participation Plan and MoonLake Immunotherapeutics 2022 Equity Incentive Plan	—	$—	—	$—	$1,828	$—	$—	$1,828	$15	$1,843
Net loss for the three months ended September 30, 2024	—	$—	—	$—	$—	$(35,390)	$—	$(35,390)	$(724)	$(36,114)
Other comprehensive loss	—	$—	—	$—	$—	$—	$(432)	$(432)	$(9)	$(441)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	153,998	$—	(153,998)	$—	$1,336	$—	$9	$1,345	$(1,345)	$—
Options exercised under the MoonLake Immunotherapeutics 2022 Equity Incentive Plan	17,390	$—	—	$—	$91	$—	$—	$91	$—	$91
Refund of stamp duty fees for prior capital injection from MoonLake to MoonLake AG	—	$—	—	$—	$90	$—	$—	$90	$2	$92
Balance at September 30, 2024	63,046,025	$6	841,269	$—	$675,343	$(189,987)	$2,833	$488,195	$7,307	$495,502
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(in thousands except share data)	Shares	Amount	Shares	Amount
Balance at January 1, 2025	63,077,431	$6	841,269	$—	$677,415	$(235,593)	$4,997	$446,825	$6,566	$453,391
Share-based compensation under the Employee Share Participation Plan and MoonLake Immunotherapeutics 2022 Equity Incentive Plan	—	—	—	—	2,279	—	—	2,279	11	2,290
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	111,949	—	(111,949)	—	841	—	10	851	(851)	—
Options exercised and converted under the Employee Stock Option Plan, net of stamp duty fee	93,347	—	—	—	129	—	—	129	(9)	120
Issuance of Restricted Stock Awards under the MoonLake Immunotherapeutics 2022 Equity Incentive Plan	191,526	—	—	—	—	—	—	—	—	—
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(39,944)	—	(39,944)	(615)	(40,559)
Other comprehensive loss	—	—	—	—	—	—	(2,620)	(2,620)	(41)	(2,661)
Balance at March 31, 2025	63,474,253	$6	729,320	$—	$680,664	$(275,537)	$2,387	$407,520	$5,061	$412,581
Share-based compensation under the Employee Share Participation Plan and MoonLake Immunotherapeutics 2022 Equity Incentive Plan	—	$—	—	$—	$3,298	$—	$—	$3,298	$11	$3,309
Net loss for the three months ended June 30, 2025	—	$—	—	$—	$—	$(55,220)	$—	$(55,220)	$(831)	$(56,051)
Other comprehensive loss	—	$—	—	$—	$—	$—	$(1,867)	$(1,867)	$(28)	$(1,895)
Balance at June 30, 2025	63,474,253	$6	729,320	$—	$683,962	$(330,757)	$520	$353,731	$4,213	$357,944
Share-based compensation under the Employee Share Participation Plan and MoonLake Immunotherapeutics 2022 Equity Incentive Plan	—	$—	—	$—	$3,698	$—	$—	$3,698	$10	$3,708
Net loss for the three months ended September 30, 2025	—	$—	—	$—	$—	$(69,729)	$—	$(69,729)	$(965)	$(70,694)
Other comprehensive loss	—	$—	—	$—	$—	$—	$(244)	$(244)	$(3)	$(247)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	203,142	$—	(203,142)	$—	$968	$—	$2	$970	$(970)	$—
Options exercised under the MoonLake Immunotherapeutics 2022 Equity Incentive Plan	27,149	$—	—	$—	$480	$—	$—	$480	$—	$480
Balance at September 30, 2025	63,704,544	$6	526,178	$—	$689,108	$(400,486)	$278	$288,906	$2,285	$291,191

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flow from operating activities
Net loss	$(167,303)	$(74,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,865	1,021
Share-based compensation expense	9,308	5,348
Net periodic pension benefit gain for the qualified pension plan	(27)	(3)
Other non-cash items	(928)	251
Changes in operating assets and liabilities:
Other receivables	(1,178)	(1,350)
Operating lease right-of-use assets	—	(5)
Prepaid expenses	(3,296)	(7,523)
Other non-current assets	(587)	—
Trade and other payables	16,290	8,873
Operating lease liabilities	(845)	(872)
Accrued expenses and other current liabilities	9,488	995
Net cash flow used in operating activities	(137,213)	(68,114)

Cash flow from investing activities
Purchase of short-term marketable debt securities	(206,207)	(203,335)
Proceeds from maturities of short-term marketable debt securities	439,145	145,414
Purchase of property and equipment	(35)	(344)
Net cash flow provided by (used in) investing activities	232,903	(58,265)

Cash flow from financing activities
Proceeds from long-term debt, net of issuance costs	73,022	—
Issuance of Class A Ordinary Shares, net of transaction costs	—	52,540
Stamp duty on capital injection from MoonLake to MoonLake AG	—	(1,470)
Proceeds from options exercised under the MoonLake Immunotherapeutics 2022 Equity Incentive Plan	480	91
Proceeds from options exercised under Employee Stock Option Plan	100	—
Net cash flow provided by financing activities	73,602	51,161

Effect of movements in exchange rates on cash held	1,018	(296)
Net change in cash and cash equivalents	170,310	(75,514)

Cash and cash equivalents, beginning of period	180,426	451,169
Cash and cash equivalents, end of period	$350,736	$375,655

Supplementary disclosure of cash flow information:
Cash paid for interest	$2,871	$—
Cash paid for income taxes, net of refunds received	$66	$4
Non-cash operating lease right-of-use assets obtained in exchange for lease obligations	$—	$555
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
Unless the context otherwise requires, “MoonLake” and the “Company” refer to the combined company following the Business Combination (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization included in MoonLake’s audited consolidated financial statements and notes thereto in MoonLake’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025 (the “Annual Report”)) consummated on April 5, 2022, together with its subsidiaries.

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
In the opinion of management, all material adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the entire fiscal year or any other period. The unaudited condensed consolidated financial information for the three and nine months ended September 30, 2025 and 2024 have been prepared on the same basis as and should be read in conjunction with MoonLake’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report.
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
SEPTEMBER 30, 2025
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company considers $nil and $59.7 million short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents as of September 30, 2025 and December 31, 2024, respectively.
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
SEPTEMBER 30, 2025
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
Long-Term Debt
Long-term debt is recognized as the amount of cash proceeds received plus the accreted present value of the End of Term Charge (as defined in the Loan and Security Agreement, as defined in Note 4 — Debt), less the unamortized End of Term Charge, debt issuance costs, and debt discount. It is subsequently reported at amortized cost. Interest expense is calculated using the effective interest method and any difference between the proceeds (net of unamortized debt discount, debt issuance costs, End of Term Charge, and accreted present value of End of Term Charge) and the principal amount is recognized through interest expense over the estimated life of the related debt. For the undrawn term loan tranches, allocated issuance costs are recorded as deferred charges - long-term debt, which is included in "Other non-

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
current assets" on the Company’s condensed consolidated balance sheet until drawn. In the case of a milestone event not being met or the tranche availability window expiring undrawn, the deferred asset will be recorded as interest expense on the Company's condensed consolidated statements of operations and comprehensive loss.
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
MoonLake does not have any finance leases. As of September 30, 2025, the Company has five operating leases related to the office spaces located in (i) Dorfstrasse 29, 6300, Zug, Switzerland (comprised of two leases), (ii) 95 Regent Street, CB2 1AW, Cambridge, England, United Kingdom, and (iii) Rua Manuel Pinto de Azevedo 860, 4150-335, Porto, Portugal (comprised of two leases). The operating leases are recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses the incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments.
Leases with an initial term of 12 months or less that do not have the option to purchase the underlying asset are not recorded on the balance sheet, with lease expense for these leases recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property.
Property and Equipment
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years. As of September 30, 2025, property and equipment, net relates to information technology, office equipment, and leasehold improvements.
Impairment of Long-Lived Assets
The Company reviews all long-lived asset groups, which consist of operating lease right-of-use assets, and property and equipment, whenever events or changes in circumstance indicate that these assets may not be recoverable. When evaluating long-lived assets, if the Company concludes that the estimated undiscounted cash flows attributable to the assets are less than their carrying value, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. There was no impairment of long-lived assets for the nine months ended September 30, 2025, and 2024.
Research and Development Contract Costs and Accruals
Research and development expenses include employee payroll, consulting, contract research, contract manufacturing costs attributable to research and development activities and manufacturing of pre-launch inventory, which are expensed as incurred.
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
SEPTEMBER 30, 2025
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
Pre-Launch Inventory
Prior to obtaining regulatory approval of a product candidate, the Company may incur production costs to support the commercial launch of such product. Until the date at which regulatory approval has been received or it is considered probable, and the future economic benefit is expected to be realized, all such costs are recorded as research and development expenses as incurred.
Share-Based Compensation
The Company recognizes compensation expense based on estimated fair values for all stock-based payment awards made to eligible employees, members of the board of directors and independent contractors that are expected to vest.
The valuation of stock option awards is determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to make assumptions and judgments about the inputs used in the calculations, such as the fair value of the common stock, expected term, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend yield. The valuation of restricted stock awards is measured by the fair value of the Company’s common stock on the date of the grant.
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
Gains or losses from foreign currency translation are included in the condensed consolidated statements of operations and comprehensive loss in "Other income, net". The Company recognized a foreign currency transaction loss of $267 thousand for the three months ended September 30, 2025, a foreign currency transaction gain of $75 thousand for the

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
nine months ended September 30, 2025, and a foreign currency transaction loss of $27 thousand and $126 thousand for the three and nine months ended September 30, 2024, respectively.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Future royalty payments due on net sales will be recognized in cost of goods sold when net sales are recognized.
Pension
The Company accounts for pension assets and liabilities, which requires the recognition of the funded status of pension plans in the Company’s condensed consolidated balance sheets. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method. The projected benefit obligation as of September 30, 2025 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service costs for such pension plans, represented in the net periodic pension benefit cost, are included in the personnel expenses of the various functions where the employees are engaged. The other components of net benefit cost are included in the condensed consolidated statements of operations and comprehensive loss separately from the service cost component, in “Other income, net”. Plan assets are recorded at their fair value.
Gains or losses arising from plan curtailments or settlements are accounted for at the time they occur. Any net pension asset is limited to the present value of the future economic benefits available to the Company in the form of refunds from the plan or expected reductions in future contributions to the plan. Actuarial gains and losses arising from differences between the actual and the expected return on plan assets are recognized in “Accumulated other comprehensive income”.
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
In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which amends the ASC guidance to address stakeholders’ concerns about (1) the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract and (2) the diversity in accounting for share-based, non-cash consideration from a customer that is consideration for the transfer of goods or services. The amendments will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact.
Prior Period Reclassification
The amortization expense in the condensed consolidated statements of cash flows in prior periods has been reclassified to conform with the current period presentation. The amortization expense of $938 thousand was reclassified from “Other non-cash items” to “Depreciation and amortization”. The change did not have any impact on the net cash flow used in operating activities.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
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
The Company incurred a loss of $167.3 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company’s current assets exceeded its current liabilities by $362.8 million.
As of September 30, 2025, the Company had $350.7 million of cash and cash equivalents. Based on the Company's current operating plan and the Loan and Security Agreement as defined in Note 4 — Debt, management believes that the Company has sufficient capital to fund its operations and capital expenditures into the second half of 2027.

Note 4 – Debt
On March 31, 2025 (the “Closing Date”), MoonLake as a guarantor entered into a loan and security agreement (the “Loan and Security Agreement”) with its subsidiary, MoonLake AG, as borrower, the lenders party thereto (the “Lenders”), and Hercules Capital, Inc. (“Hercules”), as the administrative and collateral agent for itself and the Lenders. The Loan and Security Agreement provides a non-dilutive senior secured term loan facility (the “Credit Facility”) of up to an aggregate principal amount of $500.0 million. The Credit Facility matures on April 1, 2030 (the “Maturity Date”) and bears interest at an annual rate equal to the greater of (i) prime rate as reported in The Wall Street Journal plus 1.45% and (ii) 8.45%, subject to a 0.25% reduction upon achievement of the U.S. Food and Drug Administration's (“FDA”) approval of a Biologics License Application (“BLA”) for SLK.
The Credit Facility comprises:
a.A first tranche (the “Tranche 1 Loan”) in an aggregate principal amount of $75.0 million fully funded on the Closing Date,
b.Subject to MoonLake’s announcement that the VELA-1 and VELA-2 Phase 3 studies of SLK in adult patients with moderate to severe hidradenitis suppurativa each achieved their protocol-specified primary endpoint with

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
SLK having demonstrated an acceptable safety profile (the “Tranche 2 Milestone”), a second tranche with additional term loans in an aggregate principal amount of up to $125.0 million, available on the Tranche 2 Milestone achievement date through the earlier of (i) 30 days following such date and (ii) December 31, 2025,
c.Subject to MoonLake's announcement that the IZAR-1 and IZAR-2 Phase 3 studies of SLK in patients with active psoriatic arthritis each achieved their protocol-specified primary endpoint with SLK having demonstrated an acceptable safety profile (the “Tranche 3 Milestone”), a third tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 3 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) September 15, 2026,
d.Subject to the Company’s achievement of the Tranche 2 Milestone and Tranche 3 Milestone and the FDA’s acceptance of the Company’s submission of a BLA for SLK (collectively, the “Tranche 4 Milestone”), a fourth tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 4 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) March 15, 2027, and
e.Subject to approval by the Lenders’ in their discretion, a fifth tranche (the "Tranche 5 Loan") of additional term loans in an aggregate principal amount of up to $200.0 million.
On September 28, 2025, the Company announced the primary endpoint results of the VELA-1 and VELA-2 Phase 3 studies. While VELA-1 met the primary endpoint, a higher-than-expected placebo response at week 16 precluded VELA-2 from meeting the pre-specified primary endpoint and, as a result, the Company did not achieve the Tranche 2 and Tranche 4 Milestones.
As of September 30, 2025, the Company's carrying value of long-term debt and recognized deferred charges on the condensed consolidated balance sheets consists of the following:

(in thousands)
Non-current liabilities	September 30, 2025
Principal amount	$75,000
Accreted present value of End of Term Charge	3,525
Unamortized End of Term Charge	(3,004)
Unamortized debt issuance cost	(1,014)
Unamortized debt discount	(766)
Carrying value	$73,741

Non-current assets
Deferred charges - long-term debt	$587
Total	$587
The effective interest rate is 10.41% and the Company recognized interest expense of $3.2 million and $5.3 million on the Loan and Security Agreement for the three and nine months ended September 30, 2025, respectively. A portion of the debt issuance costs related to the undrawn third and fifth tranches are recognized as deferred charges until drawn. The debt issuance costs related to the second and fourth tranches have been recognized as interest expense in the current period.
The Company may prepay advances in whole at any time subject to a prepayment charge. Upon repayment of all term loans on or after April 1, 2027, the Company is further required to pay an additional charge equal to 6.95% for the

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Tranche 1 Loan and any draws under the Tranche 3 Loan; 4.25% for any draw under the Tranche 5 Loan, and if repayment occurs prior to 24 months, the charge applied will be 4.25% ("End of Term Charge"). As of September 30, 2025, the End of Term Charge is accrued at 6.95% of the Tranche 1 Loan balance and is recorded at present value as an addition to the long-term debt in non-current liabilities whereas the unamortized portion is recorded as contra non-current liabilities. The unamortized contra-liability will be amortized and the present value will be accreted up to the future value over the loan term as interest expense. The Tranche 1 Loan has a maturity requirement of $75.0 million due in 2030, with no other principal payments due for each of the five years following the date of the latest condensed consolidated balance sheets presented. Additional fees will be payable in connection with the Credit Facility upon drawing of future tranches.
The Loan and Security Agreement allows for the Company to satisfy a portion of the cash interest payments by capitalizing such interest payments as payment-in-kind (“PIK”). No PIK interest relating to the term loan has been recorded and included in the condensed consolidated balance sheet as of September 30, 2025.
The Loan and Security Agreement contains customary covenants, such as financial covenants and certain events of default after which loans under the Credit Facility may be due and payable immediately. The Company was in compliance with all covenants as of September 30, 2025.
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

Note 5 – Fair Value Measurements
The following table presents information about the Company's short-term marketable debt securities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

(in thousands)	September 30, 2025		December 31, 2024
	Level 2	Total	Level 2	Total
Eurocommercial Papers	$29,743	$29,743	$207,701	$207,701
Certificates of Deposit	—	—	119,583	119,583
Total	$29,743	$29,743	$327,284	$327,284
Cash and accounts payable approximate their fair values as of September 30, 2025 and December 31, 2024, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs. The fair value of the long-term debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input as it is not actively traded. As of September 30, 2025, long-term debt of $73.7 million is reported at amortized cost which approximates the fair value.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Note 6 – Investments
The fair value and amortized cost of investments in short-term marketable debt securities by major security type as of September 30, 2025 and December 31, 2024 are as follows:

(in thousands)	September 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$29,256	$487	$—	$29,743
Total	$29,256	$487	$—	$29,743
Of which classified within short-term marketable debt securities	29,256	487	—	29,743

(in thousands)	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$204,572	$3,129	$—	$207,701
Certificates of Deposit	117,305	2,278	—	119,583
Total	$321,877	$5,407	$—	$327,284
Of which classified within cash and cash equivalents	59,311	372	—	59,683
Of which classified within short-term marketable debt securities	262,566	5,035	—	267,601
The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets, and recognized in the “Accumulated other comprehensive income” as of September 30, 2025 and 2024:

(in thousands)
Beginning balance, January 1, 2025	$5,407
Other comprehensive income before reclassifications	8,663
Amounts reclassified from accumulated other comprehensive income	(13,583)
Ending balance, September 30, 2025	$487

(in thousands)
Beginning balance, January 1, 2024	$2,721
Other comprehensive income before reclassifications	13,001
Amounts reclassified from accumulated other comprehensive income	(12,492)
Ending balance, September 30, 2024	$3,230

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

As of September 30, 2025, the Company’s marketable debt securities maturities are all due within one year.

Note 7 — Prepaid Expenses

(in thousands)	September 30, 2025	December 31, 2024
Non-clinical research and clinical development services	$17,576	$14,136
Supply and manufacturing services	6,694	7,716
Insurances	1,036	1,113
Other prepayments	1,408	453
Total	$26,714	$23,418

Note 8 — Trade and Other Payables

(in thousands)	September 30, 2025	December 31, 2024
Research and development services	$19,576	$5,081
Supply and manufacturing fees payable	4,242	3,597
Consulting and advisory services	660	39
Legal advisory services	151	93
Other payables	653	182
Total	$25,282	$8,992

Note 9 — Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2025	December 31, 2024
Research and development services and license fees	$10,679	$2,022
Supply and manufacturing services	4,637	4,474
Bonuses and related employee compensation expenses	4,199	4,237
Tax liabilities	1,014	642
Accrued debt interest	553	—
Consultant and other fees	418	586
Legal fees	87	138
Total	$21,587	$12,099

Note 10 — Leases
In August 2021, the Company entered into an open-ended office lease agreement, effective November 1, 2021, to lease approximately 2,300 square feet of space on the last two floors of the building located at Dorfstrasse 29, 6300 Zug,

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
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
The weighted average remaining lease term and weighted average discount rate for the operating leases as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in months)	23	29
Weighted average discount rate	4.7%	4.7%

The future minimum annual lease payments under these operating leases as of September 30, 2025 are as follows:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

(in thousands)
Fiscal Year	Amount
2025 (remainder of the year)	$400
2026	1,269
2027	147
2028	147
2029	100
Thereafter	—
Total lease payments	2,064
Less imputed interest	(79)
Total lease liability	1,985
Less current portion of lease liability	(1,499)
Long-term portion of operating lease liability	$486
Operating cash outflows for amounts included in the measurement of lease liabilities were $1,161 thousand and $1,102 thousand for the nine months ended September 30, 2025 and 2024, respectively.
The Company recorded the following lease and variable lease expenses for the three and nine months ended September 30, 2025 and 2024:

(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating lease expense	$365	$359	$1,095	$1,061
Variable lease expense	13	5	36	5
Total lease expense	$378	$364	$1,131	$1,066

Note 11 — Employee Benefit Plans
The Company operates a defined benefit pension plan in Switzerland (the “Plan”) and a defined contribution pension plan in the United Kingdom, in accordance with local regulations and practices. As of September 30, 2025, the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Components of Net Periodic Benefit Cost under the Plan

(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Service cost	$86	$71	$246	$210
Interest cost	9	8	24	25
Expected return on plan assets	(21)	(15)	(60)	(45)
Amortization of unrecognized loss	3	3	9	8
Prior service credit recognized in current year	(3)	(3)	(8)	(8)
Net periodic benefit cost	$74	$64	$211	$190

The components of net periodic benefit cost other than the service cost component are included in general and administrative expense in the Company's condensed consolidated statements of operations and comprehensive loss.
Employer Contributions under the Plan
For the nine months ended September 30, 2025, contributions of $238 thousand (CHF 200 thousand) were made to the Plan. The Company presently anticipates contributing an additional estimated amount of $79 thousand (CHF 67 thousand) to fund the Plan in 2025 for a total of $317 thousand (CHF 266 thousand).

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Note 12 — Shareholders’ Equity

	Class A Ordinary Shares(1)		Class C Ordinary Shares(1)		Total Number of Ordinary Shares
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
Balance at January 1, 2025	500,000,000	63,077,431	100,000,000	841,269	600,000,000	63,918,700
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	111,949	—	(111,949)	—	—
Option exercised and converted under the Employee Stock Option Plan	—	93,347	—	—	—	93,347
Issuance of Restricted Stock Awards under the MoonLake Immunotherapeutics 2022 Equity Incentive Plan	—	191,526	—	—	—	191,526
Balance at March 31, 2025	500,000,000	63,474,253	100,000,000	729,320	600,000,000	64,203,573
Balance at June 30, 2025	500,000,000	63,474,253	100,000,000	729,320	600,000,000	64,203,573
Conversion of Class C Ordinary Shares into Class A Ordinary Shares	—	203,142	—	(203,142)	—	—
Options exercised under the MoonLake Immunotherapeutics 2022 Equity Incentive Plan Equity Incentive Plan	—	27,149	—	—	—	27,149
Balance at September 30, 2025	500,000,000	63,704,544	100,000,000	526,178	600,000,000	64,230,722
(1) Fully paid-in registered shares with a par value of $0.0001

Class A Ordinary Shares
On April 6, 2022, the Company's Class A Ordinary Shares began trading on The Nasdaq Capital Market ("Nasdaq") under the symbol “MLTX”. As of September 30, 2025, there were 63,704,544 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote per share.
Class C Ordinary Shares
As of September 30, 2025, there were 526,178 Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, with a par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
At the closing of the Business Combination, MoonLake, MoonLake AG and each ML Party (as defined in Note 2 — Business Combination Agreement with Helix and Recapitalization, included in MoonLake's audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report) entered into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would enjoy if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposes certain transfer and other restrictions on the ML Parties, (ii) provides for the waiver of certain statutory rights and (iii) establishes certain mechanics whereby MoonLake and each of the ML Parties are able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares equal to the Exchange Ratio of 33.638698 (as defined in Note 3 — Basis of Presentation, included in MoonLake's audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report). On September 2, 2025, pursuant to the A&R Shareholders’ Agreement, certain holders of Class C Ordinary Shares submitted exchange notices to the Company, pursuant to which such holders of Class C Ordinary Shares effected the conversion of 6,039 MoonLake AG Common Shares and 203,142 Class C Ordinary Shares into 203,142 Class A Ordinary Shares using the Exchange Ratio. The foregoing description of the A&R Shareholders' Agreement is not complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the A&R Shareholders' Agreement filed as an exhibit on the Company's Current Report on Form 8-K filed with the SEC on April 11, 2022.
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
On August 31, 2023, the Company entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement” and together with the May 2023 Sales Agreement, the “Sales Agreements”), through which the Company could issue and sell up to $350.0 million of its Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as its sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. As of September 30, 2025, there was $265.0 million remaining for future sales under the August 2023 Sales Agreement.
For the three months ended September 30, 2025, there were no sales under the August 2023 Sales Agreement.
Public Offering of Class A Ordinary Shares
On June 27, 2023, the Company entered into an underwriting agreement with SVB Securities LLC and Guggenheim Securities LLC as the representatives of the underwriters named therein, to issue and sell 8,000,000 Class A Ordinary Shares at a public offering price of $50.00 per share (the “Offering”). In addition, the Company granted the underwriters

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
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

Note 13 — Net Loss Per Share
The following table sets forth the net loss per share calculations for the three and nine months ended September 30, 2025 and 2024:

(in thousands, except share and per share data)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Numerator
Net loss attributable to controlling interests shareholders	$(69,729)	$(35,390)	$(164,891)	$(73,331)

Denominator
Total weighted average number of outstanding shares	63,369,984	62,896,782	63,295,999	62,803,220

Net loss per share – basic and diluted	$(1.10)	$(0.56)	$(2.61)	$(1.17)

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
There were 1,632,266 and 973,800 common stock equivalents outstanding in the form of stock options and restricted stock awards under the Equity Incentive Plan (as defined below) as of September 30, 2025 and 2024, respectively, that have been excluded from the calculation of net loss per share – diluted as their effect would be anti-dilutive.
Class C Ordinary Shares have been excluded from the weighted average number of outstanding shares used to calculate the net loss per share – basic and diluted as they do not carry economic rights.
If the ML Parties elected to convert all of their MoonLake AG Common Shares and associated Class C Ordinary Shares into Class A Ordinary Shares as of January 1, 2024, the weighted average number of shares outstanding would have been 64,037,478 and 64,013,095 for the three and nine months ended September 30, 2025, respectively, resulting in a net loss per share of $1.10 and $2.61, respectively. Upon conversion, all 526,178 Class C Ordinary Shares would be forfeited and there would no longer be any non-controlling interests.

Note 14 — Share-Based Compensation
As of September 30, 2025, the Company had the following share-based compensation arrangements:
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
As of January 1, 2024, the Company executed the conversion of the majority of the outstanding ESOP awards into an equivalent number of Equity Incentive Plan option awards that are settled with Class A Ordinary Shares, thereby eliminating the intermediary right to the exchange step noted above. From an accounting perspective, there is no underlying modification to the economic, control or legal rights of the awards, including vesting terms and conditions, exercise price and accounting classification. This is purely an administrative change as opposed to an accounting modification whereby the plan issuer is amended from MoonLake AG to MoonLake Immunotherapeutics. Consequently, there is no incremental fair value generated following the conversion and therefore no incremental expense recorded. Any remaining unvested compensation expense will be recorded over the remaining vesting period of the original awards, thereby resulting in no change to the unaudited condensed consolidated financial statements if the conversion had not occurred.
As a result of this administrative conversion, the two plans which remain active as of September 30, 2025 are the ESPP and Equity Incentive Plan, whereas the Restricted Founder Shares and ESOP are fully vested as of April 2023 and January 2024, respectively.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
For the three and nine months ended September 30, 2025, the Company has recognized an increase in equity in the condensed consolidated balance sheets due to share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss of $3.7 million and $9.3 million, respectively, and $1.8 million and $5.3 million for the three and nine months ended September 30, 2024, respectively. The share-based compensation expense was driven by the aforementioned two active share-based compensation plans and programs:

(in thousands)
Compensation Plan	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
ESPP	$741	$741	$2,199	$2,192
ESOP	—	—	(18)	—
Equity Incentive Plan	2,967	1,102	7,127	3,156
Total share-based compensation expense	$3,708	$1,843	$9,308	$5,348
Of which: included in research and development expense	1,190	509	2,723	1,446
Of which: included in general and administrative expense	2,518	1,334	6,585	3,902

We expect that all future employee awards will be made under the Equity Incentive Plan. As of September 30, 2025, 2,552,390 Class A Ordinary Shares from the authorized pool of 4,353,948 Class A Ordinary Shares remain available for future grants, and 1,440,740 Class A Ordinary Shares are reserved for issuance upon exercise of stock options granted under the Equity Incentive Plan.
Restricted Founder Shares 2021-2023 - MoonLake AG
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
Employee Share Participation Plan (ESPP) 2021-2026 - MoonLake AG
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

ESPP	Number of Shares	Weighted-Average Grant Date Fair Value
Awards unvested as of January 1, 2025	319,769	10.00
Awards vested for the nine months ended September 30, 2025	(220,401)	10.00
Awards unvested as of September 30, 2025	99,368	10.00

As of September 30, 2025, MoonLake AG had $0.9 million of total unrecognized compensation expense related to the ESPP that will be recognized over the weighted average period of 0.3 years.
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

ESOP	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Awards outstanding as of January 1, 2025	98,393	1.50	5,180	6.73
Awards exercised for the nine months ended September 30, 2025	(93,347)	1.30	n/a	n/a
Awards forfeited for the nine months ended September 30, 2025	(5,046)	5.25	n/a	n/a
Awards outstanding as of September 30, 2025	—	—	—	—
Awards exercisable as of September 30, 2025	—	—	—	—

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Equity Incentive Plan (Options)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Awards outstanding as of January 1, 2025	972,476	$24.94	$28,588	8.18
Awards granted for the nine months ended September 30, 2025	563,332	$43.19	n/a	n/a
Awards exercised for the nine months ended September 30, 2025	(27,149)	$17.68	n/a	n/a
Awards forfeited for the nine months ended September 30, 2025	(67,919)	$47.55	n/a	n/a
Awards outstanding as of September 30, 2025	1,440,740	$31.15	$1,603	8.15
Awards exercisable as of September 30, 2025	566,602	$17.42	$1,168	6.85

The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
The total intrinsic value of options exercised was $0.9 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, the Company had $19.8 million of total unrecognized compensation expense related to options under the Equity Incentive Plan that will be recognized over the weighted average period of 2.94 years.

Weighted average assumptions for the awards issued during the nine months ended September 30, 2025
Estimated fair value of the option on the grant date using Black-Scholes model ($)	29.65
Exercise price ($)	43.19
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	4.4%
Expected dividend rate	—%
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
SEPTEMBER 30, 2025
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

Equity Incentive Plan (Restricted Stock Awards)	Number of Shares	Weighted-Average Grant Date Fair Value
Awards unvested as of January 1, 2025	—	$—
Awards granted for the nine months ended September 30, 2025	191,526	41.77
Awards unvested as of September 30, 2025	191,526	$41.77

Weighted average assumptions for the awards issued during the nine months ended September 30, 2025
Estimated fair value of Common Shares on the grant date ($)	41.77
As of September 30, 2025, the Company had $6.8 million of total unrecognized compensation expense related to restricted stock awards under the Equity Incentive Plan that will be recognized over the weighted average period of 3.42 years.

Note 15 — Income Taxes
The Company's effective tax rate (“ETR”) was (0.2)% and (0.2)% for the three and nine months ended September 30, 2025, respectively, and (0.3)% and (0.3)% for the three and nine months ended September 30, 2024, respectively. The Company is not aware of any items that would cause the quarterly ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the Company's loss before income taxes and the income tax provision recorded was primarily attributable to the change in the valuation allowance. The Company continues to incur losses for the entities domiciled in the Cayman Island and Switzerland, and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not. A full valuation allowance has been recorded against the deferred tax asset.

Note 16 — Commitments and Contingencies
Commitments
The Company has entered into agreements as of September 30, 2025 primarily in regards to the clinical and non-clinical development services with contract research organizations ("CROs"), as well as supply and logistics services with contract manufacturing organizations ("CMOs"), for the advancement of SLK. As of September 30, 2025, the total committed expense under these agreements amounted to $191.0 million.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
The Company's In-License Agreement with MHKDG includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($351.8 million using a September 30, 2025 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK Program, the Company, at its sole discretion, can terminate all or part of the SLK Program. As of September 30, 2025, the Company made a total of €7.5 million ($8.1 million using the then applicable exchange rate) in additional milestone payments.
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
Royalties will be recognized as cost of sales in the condensed consolidated statements of operations and comprehensive loss when net sales are recognized.

Note 17 - Segment Information
The Company operates as a single operating segment, focusing exclusively on the research, development, and eventual commercialization of its product. As the entire Company is centered around these activities, all consolidated parts of the Company are reviewed and analyzed as part of one segment.
As of September 30, 2025, the Company's single operating segment had not generated revenue from any programs or services. The accounting policies of the segment are the same as those described in the Note 2 — Basis of Presentation and Significant Accounting Policies section. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The measure of segment profit or loss is reported on the condensed consolidated statement of operations and comprehensive loss as net loss. The CODM uses this as a starting point alongside significant non-cash items and working capital changes to evaluate cash burn and determine financial sustainability, cost management patterns and overall business viability as the clinical trials progress. The CODM also uses this to manage operations and ensure the most efficient use of Company resources against current budgets, alignment with strategic goals and preparation of future forecasts.
Significant Segment Expenses
The measure of significant segment expenses is reported in the accompanying condensed consolidated statements of operations and comprehensive loss as “Research and development” and “General and administrative” for the nine months ended September 30, 2025 and 2024, respectively.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Non-cash share-based compensation is reported in Note 14 — Share-Based Compensation for the nine months ended September 30, 2025 and 2024, respectively. Non-cash depreciation and amortization for the nine months ended September 30, 2025 and 2024 was $1.9 million and $1.0 million, respectively.
Geographical Data
Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets by geographical area as of September 30, 2025 and December 31, 2024 are as follows:

(in thousands)
Country	September 30, 2025	December 31, 2024
Switzerland	$395	$610
United Kingdom	1,051	1,777
Portugal	1,086	1,257
Total	$2,532	$3,644

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, appearing elsewhere in this quarterly report (“Quarterly Report”) on Form 10-Q, and with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025 (our “Annual Report”). Our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and presented in United States dollars ($).
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
HS Trials
In May 2022, we initiated a Phase 2b trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in June 2023, we announced positive top-line results from this trial, which met its primary endpoint of Hidradenitis Suppurativa Clinical Response (“HiSCR”) 75. In October 2023, we announced positive 24-week top-line results showing that the maintenance treatment with SLK led to further improvements in HiSCR75 response rates and other clinically relevant outcomes in patients with moderate-to-severe HS. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the U.S. Food and Drug Administration (“FDA”), as well as positive feedback from our interactions with the E.U. European Medicines Agency (“EMA”), with both regulatory bodies supporting our proposed approach for advancing our Phase 3 program of SLK in HS. In May 2024, we announced the screening of the first patients in the VELA-1 trial (M1095-HS-301) and VELA-2 trial (M1095-HS-302). In April 2025, we announced completion of enrollment of the VELA program and presented baseline characteristics of enrolled patients. In September 2025, we announced primary endpoint data from the VELA-1 and VELA-2 clinical trials. In the combined VELA program, patients treated with SLK experienced a clinically meaningful and statistically significant improvement across all primary and key secondary endpoints using both pre-specified strategies (p<0.001). In VELA-1, SLK achieved statistical significance for all primary and key secondary endpoints using both pre-specified strategies (HiSCR75, delta to placebo of 17%, p<0.001). In VELA-2, intercurrent events in the higher-than-expected placebo arm precluded the study from achieving statistical significance in the week 16 primary endpoint using the composite strategy (HiSCR75, delta to placebo of 9%, p=0.053). From week 16, all patients are expected to continue to receive the 120mg dose of SLK through to 48 weeks, with a last assessment planned at week 52, followed by an open-label extension for up to two years. We are currently seeking FDA input on the adequacy of the current clinical evidence package to support a Biologics License Application (“BLA”) submission for SLK in HS and expect to receive such input around the end of this year. We expect the 1-year data of VELA-1 and VELA-2 to become available in the second quarter of 2026.
PsA Trials
In December 2022, we initiated a Phase 2b trial in patients with active PsA (the ARGO trial (M1095-PSA-201)) and in November 2023, we announced positive top-line results from this trial, which met its primary endpoint of American College of Rheumatology (“ACR”) 50. In March 2024, we announced positive 24-week data from the ARGO trial in PsA showing that continued treatment with SLK led to significant improvements across all key outcomes. In June 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies supporting our proposed approach for advancing our Phase 3 program of SLK in PsA. In November 2024, we announced the screening of the first patients in the IZAR-1 trial (M1095-PSA-301) and IZAR-2 trial (M1095-PSA-302). We expect a readout of the primary and key secondary endpoints of the IZAR-1 clinical trial in the second quarter of 2026 and of the IZAR-2 clinical trial in the second half of 2026.
Additional Trials for Other Indications
In March 2024, we announced plans to initiate clinical studies of SLK in additional indications, including a Phase 3 trial in adolescent patients with HS (the VELA-TEEN trial (M1095-HS-304)), a Phase 2 trial in patients with PPP (the LEDA trial (M1095-PPP-201)), a Phase 2 trial in patients with axSpA (the S-OLARIS trial (M1095-axSpA-202)) and another Phase 2 trial applying novel imaging techniques in patients with PsA (the P-OLARIS trial (M1095-

snSpA-202)). In January 2025, we announced that first patients have been screened in the VELA-TEEN, the LEDA, and the S-OLARIS clinical trials. In November 2025, we presented the results of the LEDA clinical trial, as well as an interim analysis of the VELA-TEEN clinical trial. In the LEDA clinical trial, patients treated with SLK achieved a mean percent change from baseline in the Palmoplantar Pustular Psoriasis Area and Severity Index (“PPPASI”) of 64% at week 16, and 39% of patients achieved a ≥75% reduction in the PPPASI (“PPPASI75”), suggesting that SLK could provide clinically meaningful improvements in patients with PPP. We expect to commence a Phase 3 clinical trial in PPP in the third quarter of 2026. The interim analysis of the VELA-TEEN clinical trial showed that 46% of patients achieved a HiSCR75 response at week 16 (n=11). The trial is expected to enroll a total of 30-35 patients and we expect topline results in the second quarter of 2026. Results of the S-OLARIS trial are expected to become available in the first quarter of 2026.
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
Timeline for Commercial Launch
We expect to submit a first BLA for SLK in the third or fourth quarter of 2026 and, subject to FDA approval, a first commercial launch in the U.S. in 2027.
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
As of September 30, 2025, we had $350.7 million of cash and cash equivalents. Based on our current operating plans and the Loan and Security Agreement (as defined below), we believe that our existing cash, cash equivalents and short-term marketable securities, together amounting to $380.5 million, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027.

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

On August 31, 2023, we entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement” and together with the May 2023 Sales Agreement, the “Sales Agreements”), through which we could issue and sell up to $350.0 million of our Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. As of September 30, 2025, there was $265.0 million remaining for future sales under the August 2023 ATM Sales Agreement.
For the three months ended September 30, 2025, there were no sales under the August 2023 Sales Agreement.
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
•costs related to manufacturing material for our research program, clinical studies, and pre-launch inventory;
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
These factors include:
•Completing the development of SLK in our current focus indications, HS, PsA, axSpA and PPP— We expect to incur significant research and development expenses, and G&A expenses as we: (i) conduct clinical trials for SLK including the ongoing Phase 3 clinical trials in HS, PsA and adolescent HS, the ongoing Phase 2 clinical trials in axSpA and PsA, and potential future Phase 3 clinical trials in PPP and axSpA; (ii) attract, hire and retain additional clinical, scientific, quality control, and administrative personnel; and (iii) add clinical, operational, financial and management information systems and personnel.
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
•Building our manufacturing capabilities — We do not own or operate manufacturing facilities, and currently have no plans to establish any. We partner with third-party CMOs for both drug substance and finished drug product. We obtain our supplies from these manufacturers based on purchase orders. Therefore, we expect to incur research and development costs for the purchase of our supplies on an as needed basis to conduct our clinical trials. Technology transfers for drug substance and drug product to commercial scale CMOs have already been executed in 2022, but we may pursue additional technology transfers and process improvements. This is designed to allow us to scale up while SLK is in clinical development and advance potential commercial requirements. The improvement of our manufacturing capabilities will be important in driving efficiency, maintaining high standards of quality control, and ensuring that investigators, physicians, and patients have adequate access to our product candidates, if approved. We began stock-piling of drug substance during the third quarter of 2025.
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
Gains or losses from foreign currency translation are included in the condensed consolidated statements of operations and comprehensive loss in “Other income, net”. We recognized a foreign currency transaction loss of $267 thousand for the three months ended September 30, 2025, a foreign currency transaction gain of $75 thousand for the nine months ended September 30, 2025, and a foreign currency transaction loss of $27 thousand and $126 thousand for the three and nine months ended September 30, 2024, respectively.

Results of Operations
Comparison of the three months ended September 30, 2025 and 2024

(in thousands, except percentages)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change	Change %
Operating expenses
Research and development	$(60,635)	$(35,736)	$(24,899)	69.7%
General and administrative	(10,799)	(7,376)	(3,423)	46.4%
Total operating expenses	(71,434)	(43,112)	(28,322)	65.7%
Operating loss	(71,434)	(43,112)	(28,322)	65.7%

Interest expense	(3,198)	—	(3,198)	100.0%
Other income, net	4,053	7,090	(3,037)	(42.8)%
Loss before income tax	(70,579)	(36,022)	(34,557)	95.9%

Income tax expense	(115)	(92)	(23)	25.0%
Net loss	(70,694)	(36,114)	(34,580)	95.8%

Net unrealized loss on marketable securities and short-term investments	(255)	(326)	71	(21.8)%
Actuarial gain (loss) on employee benefit plans	8	(116)	124	(106.9)%
Other comprehensive loss	(247)	(442)	195	(44.1)%
Comprehensive loss	$(70,941)	$(36,556)	$(34,385)	94.1%

Research and Development
Research and development expenses were $60.6 million for the three months ended September 30, 2025, compared to $35.7 million for the three months ended September 30, 2024. The increase of $24.9 million, or 69.7%, is primarily related to an increase of $18.0 million in expenses pertaining to clinical development trials with CROs, including the Phase 3 VELA program in HS and the Phase 3 IZAR program in PsA, as well as the additional trials in adolescent HS (the VELA-TEEN trial), PPP (the LEDA trial), axSpA (the S-OLARIS trial) and PsA (the P-OLARIS trial), an increase of $4.0 million in manufacturing, supply and logistics expenses through CMOs, of which $2.9 million is related to the production of stockpiled pre-launch inventory, and an increase of $1.8 million in personnel-related costs to support research and development efforts.
General and Administrative
General and administrative expenses were $10.8 million for the three months ended September 30, 2025, compared to $7.4 million for the three months ended September 30, 2024. The increase of $3.4 million, or 46.4%, is primarily related to an increase of $2.4 million in personnel-related costs and an increase of $0.7 million in advisory and legal expenses, both to support organizational growth, and an increase of $0.5 million in marketing and communications expenses related to pre-commercial customer engagement.
Interest Expense
Interest expense was $3.2 million for the three months ended September 30, 2025, compared to $nil for the three months ended September 30, 2024. The interest expense during the current period is related to recognized interest on the Loan and Security Agreement.
Other Income, Net
Other income, net was $4.1 million for the three months ended September 30, 2025, compared to $7.1 million for the three months ended September 30, 2024. The decrease in income of $3.0 million, or (42.8)%, primarily related to a decrease of $2.8 million in realized interest on cash held in bank and cash investments in short-term marketable debt securities and an increase of $0.5 million in net unrealized currency losses, partially offset by an increase of $0.3 million in net realized currency gains.
Income Tax Expense
Income tax expense was $0.1 million for the three months ended September 30, 2025 and 2024. The expense is related to corporate income tax of our subsidiaries in the U.K. and Portugal.
Other Comprehensive Loss
Other comprehensive loss was $0.2 million for the three months ended September 30, 2025, compared to $0.4 million for the three months ended September 30, 2024. The decrease in other comprehensive loss of $0.2 million, or (44.1)%, is primarily related to a decrease in net unrealized loss in short-term marketable debt securities.

Comparison of the nine months ended September 30, 2025 and 2024

(in thousands, except percentages)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change	Change %
Operating expenses
Research and development	$(146,856)	$(72,412)	$(74,444)	102.8%
General and administrative	(32,760)	(21,099)	(11,661)	55.3%
Total operating expenses	(179,616)	(93,511)	(86,105)	92.1%
Operating loss	(179,616)	(93,511)	(86,105)	92.1%

Interest expense	(5,254)	—	(5,254)	100.0%
Other income, net	17,930	18,903	(973)	(5.1)%
Loss before income tax	(166,940)	(74,608)	(92,332)	123.8%
				-
Income tax expense	(363)	(241)	(122)	50.6%
Net loss	(167,303)	(74,849)	(92,454)	123.5%

Net unrealized gain (loss) on marketable securities and short-term investments	(4,920)	509	(5,429)	(1066.6)%
Actuarial gain (loss) on employee benefit plans	116	(111)	227	(204.5)%
Other comprehensive income (loss)	(4,804)	398	(5,202)	(1,307.0)%
Comprehensive loss	$(172,107)	$(74,451)	$(97,656)	131.2%
Research and Development
Research and development expenses were $146.9 million for the nine months ended September 30, 2025, compared to $72.4 million for the nine months ended September 30, 2024. The increase of $74.4 million, or 102.8%, is primarily related to an increase of $49.7 million in expenses pertaining to clinical development trials with CROs, including the Phase 3 VELA program in HS and the Phase 3 IZAR program in PsA, as well as the VELA-TEEN trial, the LEDA trial, the S-OLARIS trial and the P-OLARIS trial, an increase of $13.4 million in manufacturing, supply, and logistics expenses through CMOs, of which $2.9 million is related to the production of stockpiled pre-launch inventory, and increases of $4.3 million and $3.7 million in personnel-related costs and consulting expenses, respectively, to support research and development efforts.
General and Administrative
General and administrative expenses were $32.8 million for the nine months ended September 30, 2025, compared to $21.1 million for the nine months ended September 30, 2024. The increase of $11.7 million, or 55.3%, is primarily related to an increase of $6.8 million in personnel-related costs and an increase of $2.8 million in expenses for advisory and professional services, both to support organizational growth, an increase of $1.4 million in legal expenses to support the Loan and Security Agreement, and an increase of $1.0 million for marketing and communication expenses related to pre-commercial customer engagement.

Interest Expense
Interest expense was $5.3 million for the nine months ended September 30, 2025, compared to $nil for the nine months ended September 30, 2024. The interest expense during the current period is related to recognized interest on the Loan and Security Agreement.
Other Income, Net
Other income, net was $17.9 million for the nine months ended September 30, 2025, compared to $18.9 million for the nine months ended September 30, 2024. The decrease in other income of $1.0 million, or (5.1)%, is primarily related to a decrease of $1.1 million in realized interest on cash held in bank and cash investments in short-term marketable debt securities and an increase of $1.4 million in net unrealized currency losses, both of which are partially offset by an increase of $1.6 million in net realized currency gains.
Income Tax Expense
Income tax expense was $0.4 million for the nine months ended September 30, 2025, compared to $0.2 million for the nine months ended September 30, 2024. The expense for each period is related to corporate income tax of our subsidiaries in the U.K. and Portugal.
Other Comprehensive Income (Loss)
Other comprehensive loss was $4.8 million for the nine months ended September 30, 2025, compared to other comprehensive income of $0.4 million for the nine months ended September 30, 2024. The decrease in other comprehensive income of $5.2 million, or (1,307.0)%, is primarily related to the net unrealized gain position in short-term marketable debt securities shifting to a net unrealized loss in the current period.

Liquidity and Capital Resources
We have no products approved for commercial sale, have not generated any revenue from product sales, and cannot guarantee when or if we will generate any revenue from product sales.
We expect our expenses and capital requirements to remain consistent with our current spending levels as we continue to:
•contract with third parties, including CROs and CMOs, to support the clinical trials of SLK, including trials in HS, PsA, adolescent HS, PPP and axSpA, and to produce pre-launch inventory;
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
For the nine months ended September 30, 2025, we incurred a loss of $167.3 million, which includes non-cash items such as share-based compensation expense of $9.3 million, and cash outflow from operations of $137.2 million. As of September 30, 2025, we had a total of $380.5 million in cash, cash equivalents and short-term marketable securities. Based on our current operating plans and the Loan and Security Agreement, we believe our available cash, cash equivalents and short-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027.

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
Term Loan Facility
In March 2025, we entered into a loan and security agreement (the “Loan and Security Agreement”) with Hercules Capital, Inc. (“Hercules”) and certain of its affiliates (collectively with Hercules, the “Lenders”) for an aggregate principal amount of $500.0 million, of which $300.0 million was fully committed subject to achievement of milestones (the “Credit Facility”). An initial tranche of $75.0 million (the “Tranche 1 Loan”) was funded under the Loan and Security Agreement on March 31, 2025 (the “Closing Date”). In addition to the Tranche 1 Loan, the Credit Facility provides for additional tranches as follows:
a.Subject to our announcement that the VELA-1 and VELA-2 Phase 3 studies of SLK in adult patients with moderate to severe hidradenitis suppurativa each achieved their protocol-specified primary endpoint with SLK having demonstrated an acceptable safety profile (the “Tranche 2 Milestone”), a second tranche with additional term loans in an aggregate principal amount of up to $125.0 million, available on the Tranche 2 Milestone achievement date through the earlier of (i) 30 days following such date and (ii) December 31, 2025,
b.Subject to our announcement that the IZAR-1 and IZAR-2 Phase 3 studies of SLK in patients with active psoriatic arthritis each achieved their protocol-specified primary endpoint with SLK having demonstrated an acceptable safety profile (the “Tranche 3 Milestone”), a third tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 3 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) September 15, 2026,
c.Subject to our achievement of the Tranche 2 Milestone and Tranche 3 Milestone and the FDA’s acceptance of the Company’s submission of a BLA for SLK (collectively, the “Tranche 4 Milestone”), a fourth tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 4 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) March 15, 2027, and
d.Subject to approval by the Lenders’ in their discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $200.0 million.
On September 28, 2025, we announced the primary endpoint results of the VELA-1 and VELA-2 Phase 3 studies. While VELA-1 met the primary endpoint, a higher-than-expected placebo response at week 16 precluded VELA-2 from meeting the pre-specified primary endpoint and, as a result, we did not achieve the Tranche 2 and Tranche 4 Milestones, reducing the committed amount under the Loan and Security agreement by $175.0 million.
The Credit Facility matures on April 1, 2030 (the “Maturity Date”) and bears interest at an annual rate equal to the greater of (i) prime rate as reported in The Wall Street Journal plus 1.45% and (ii) 8.45% with the initial interest rate equal to 8.95%. As of September 30, 2025, the Credit Facility bears interest at 8.70%. This rate is subject to a 0.25%

reduction upon achievement of the U.S. Food and Drug Administration’s approval of a BLA for SLK. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility.
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
The Loan and Security Agreement allows for us to satisfy a portion of the cash interest payments by capitalizing such interest payments as payment-in-kind (“PIK”). No PIK interest relating to the term loan has been recorded and included in the condensed consolidated balance sheets as of September 30, 2025.
All obligations under the Loan and Security Agreement will be secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all of our assets and our material subsidiaries, including our intellectual property, and will be guaranteed by our material subsidiaries, including foreign subsidiaries, subject to certain exceptions.
The Loan and Security Agreement contains customary covenants, such as financial covenants and certain events of default after which loans under the Credit Facility may be due and payable immediately. We were in compliance with all covenants as of September 30, 2025.
We are permitted to use the proceeds of the Credit Facility for working capital and general corporate purposes of the Company and our subsidiaries.

Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Net cash used in operating activities	$(137,213)	$(68,114)
Net cash provided by (used in) investing activities	232,903	(58,265)
Net cash provided by financing activities	73,602	51,161
Effect of movements in exchange rates on cash held	1,018	(296)
Net increase (decrease) in cash and cash equivalents	$170,310	$(75,514)
Cash Flows from Operating Activities
We did not generate any cash inflows from our operating activities. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital requirements, and we have historically experienced negative cash flows from operating activities as we invested in clinical research and related development.
Net cash used in operating activities was $137.2 million and $68.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The increase of net cash used in operating activities of $69.1 million was primarily driven by the increase in net loss of $92.5 million and an increase in cash paid for changes in other non-

current assets of $0.6 million. The increase in cash outflows was partially offset by a decrease in cash paid for changes in accrued expenses and other current liabilities of $8.5 million, an increase in cash inflows from changes in trade and other payables of $7.4 million, and a decrease in cash paid for changes in prepaid expenses of $4.2 million.
Cash Flows from Investing Activities
During the nine months ended September 30, 2025, net cash provided by investing activities was $232.9 million, consisting predominantly of $439.1 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months, partially offset by $206.2 million related to the purchase of short-term marketable debt securities. During the nine months ended September 30, 2024, net cash used in investing activities was $58.3 million, consisting predominantly of $203.3 million related to the purchase of short-term marketable debt securities, partially offset by $145.4 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months.
Cash Flows from Financing Activities
During the nine months ended September 30, 2025, net cash provided by financing activities was $73.6 million consisting primarily of $73.0 million in net proceeds from the Loan and Security Agreement. During the nine months ended September 30, 2024, net cash provided by financing activities was $51.2 million consisting primarily of $52.5 million in net proceeds from the shares sold under the August 2023 Sales Agreement.

Contractual Obligations and Commitments
The following summarizes our significant contractual obligations and other obligations as of September 30, 2025, which we generally expect to satisfy with cash on hand:

(in thousands)	Total	Less than 1 year	1 to 5 Years	More than 5 years
Purchase obligations(1)	$191,014	$126,456	$64,558	$—
Lease commitments(2)	2,064	1,552	512	—
Long-term debt obligations(3)	110,538	6,618	103,920	—
Total contractual obligations	$303,616	$134,626	$168,990	$—
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

Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2025, we have cash and cash equivalents and short-term marketable securities of $380.5 million, which consist primarily of bank deposits, commercial papers and certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities permissible for investment. The primary objective of the investment activities is non-trading related and instead to preserve principal as well as maximizing income received without significantly increasing risk.
To minimize any inherent market risk, we maintain a diverse and highly liquid portfolio which includes cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities including certificates of deposits and commercial papers, all with various maturity dates. The fair value of the cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of these instruments. Since they are classified as “available-for-sale”, no gains or losses are recognized in the condensed consolidated statements of operations and comprehensive loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all such investments until maturity. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our financial results or financial condition as of September 30, 2025.
As of September 30, 2025, we had $73.7 million in variable rate debt outstanding. The Tranche 1 Loan, which had a principal balance of $75.0 million, matures in April 2030, with interest-only monthly payments. The Tranche 1 Loan bears interest at a floating rate equal to 8.70% as of September 30, 2025, calculated as the greater of: (i) the prime rate as reported in the Wall Street Journal plus 1.45% and (ii) 8.25%. A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material effect on our financial results or financial condition as of September 30, 2025.
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
As of September 30, 2025, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

s
Item 1. Legal Proceedings
On October 15, 2025, a lawsuit captioned Bridgewood v. MoonLake Immunotherapeutics, et al., Case No. 1:25-cv-8500 (the “Bridgewood Action”) was filed in the United States District Court for the Southern District of New York, naming the Company, its Chief Executive Officer, and its Chief Financial Officer as defendants. The Bridgewood Action was purportedly brought on behalf of a class of all investors who purchased or otherwise acquired the Company’s common stock between March 10, 2024, through September 29, 2025. The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), based on allegedly false or misleading statements related to the clinical benefits and prospects of sonelokimab. The lawsuit sought unspecified damages and other relief. On October 22, 2025, the plaintiff voluntarily dismissed without prejudice the Bridgewood Action.
On October 17, 2025, a second putative class action captioned Peters v. MoonLake Immunotherapeutics, et al., Case No. 1:25-cv-8612 (the “Peters Action” and, together with the Bridgewood Action, the “Class Actions”) was filed in the United States District Court for the Southern District of New York. The Peters Action names the same defendants, contains identical allegations of alleged violations of the Exchange Act, and seeks the same relief as the Bridgewood Action.
The defendants deny the allegations of wrongdoing in the Class Actions and intend to vigorously defend against the claims. The Company is unable to predict the ultimate outcome of the Peters Action and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from the lawsuit.
Item 1A. Risk Factors
Any of the risks described in our Annual Report are factors that could cause our actual results to differ materially from those in this Quarterly Report. Any of these factors could result in a significant or material adverse effect upon our business, results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, results of operations or financial condition. There have been no material changes to the risk factors that we included in our Annual Report and Quarterly Report on Form 10-Q for the quarters ending March 31, 2025 and June 30, 2025, which were filed with the SEC on May 12, 2025 and August 5, 2025, respectively. We may make changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

MoonLake Immunotherapeutics

Item 5. Other Information
Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	November 5, 2025	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	November 5, 2025	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)