Form 10-K
period 2025-12-31
MoonLake Immunotherapeutics
filed 2026-02-25
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the ordinary shares on The Nasdaq Capital Market (“Nasdaq”) on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.34 billion. Ordinary shares held by each officer and director and by each person who is known to own 10% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 1, 2026, there were 71,727,875 Class A Ordinary Shares, $0.0001 par value (the “Class A Ordinary Shares”), and no Class C Ordinary Shares, $0.0001 par value (the “Class C Ordinary Shares”), issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Shareholders, to be held on or about June 4, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
TABLE OF CONTENTS

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation, statements regarding the following, are forward-looking statements: our future results of operations and financial position, our expectations regarding industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, the anticipated investments in our business, our business strategy, the plans and objectives of management for future operations and capital expenditures, and other information referred to in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “predict”, “potential”, “might”, “possible”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10‑K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K contain forward-looking statements that reflect our plans and strategy for our business and related financing as well as expectations regarding the timing of regulatory submissions and potential commercialization for SLK. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements.
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
•the impact of adverse business and economic conditions including inflationary pressures, general economic slowdown or a recession, fluctuating interest rates, new or increased tariffs and other barriers to trade, changes in fiscal and monetary policy or government budget dynamics, and the prospect of a shutdown of the U.S. federal government;
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
•securities litigation following periods of volatility in the marketplace or our share price; and
•the ability to adequately protect our intellectual property rights.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
In this Annual Report on Form 10-K, unless the context otherwise requires or where otherwise indicated, references to “MoonLake”, “we”, “us”, “our”, “our Company”, “the Company” and “our business” refer to MoonLake Immunotherapeutics and its consolidated subsidiaries following the Business Combination (as defined herein) and to Helix Acquisition Corp. (“Helix”) prior to the Business Combination.
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
HS Trials and Plans for Commercial Launch
In May 2022, we initiated a Phase 2b trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in June 2023, we announced positive top-line results from this trial, which met its primary endpoint of Hidradenitis Suppurativa Clinical Response (“HiSCR”) 75 with 43% of patients treated with SLK 120mg achieving such response at week 12. In October 2023, we announced positive 24-week top-line results showing that the maintenance treatment with SLK led to further improvements in HiSCR75 response rates and other clinically relevant outcomes in patients with moderate-to-severe HS. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the U.S. Food and Drug Administration (“FDA”), as well as positive feedback from our interactions with the E.U. European Medicines Agency (“EMA”), with both regulatory bodies supporting our proposed approach for advancing our Phase 3 program of SLK in HS. In May 2024, we announced the screening of the first patients in the Phase 3 VELA-1 (M1095-HS-301) and VELA-2 trials (M1095-HS-302). In April 2025, we announced completion of enrollment of the VELA program and presented baseline characteristics of enrolled patients. In September 2025, we announced primary endpoint data from the VELA-1 and VELA-2 clinical trials. In the combined VELA program, patients treated with SLK experienced a clinically meaningful and statistically significant improvement across all primary and key secondary endpoints using both pre-specified strategies (p<0.001). In VELA-1, SLK achieved statistical significance for all primary and key secondary endpoints using both pre-specified strategies (HiSCR75, delta to placebo of 17%, p<0.001). 34% of patients treated with SLK 120mg achieved a HiSCR75 response at the week 16 primary endpoint. In VELA-2, response rates associated with SLK were similar to those observed in VELA-1 (HiSCR75 response of 34%), but a higher-than-expected placebo arm precluded the study from achieving statistical significance in the week 16 primary endpoint using the composite strategy (HiSCR75, delta to placebo of 9%, p=0.053). Impact on HS lesions, including draining tunnels, was matched by improvements in all key Patient Reported

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
Outcomes (“PROs”), such as quality-of-life and pain scores, that are meaningful for HS patients and their treating physicians. The safety profile of SLK was consistent with previously reported studies with no new safety signals observed. This included the absence of new signals in key events of interest with IL-17A and F therapies such as Suicidal Ideation and Behavior, hepatic events, Inflammatory Bowel Disease (“IBD”) and non-infectious diarrhea, Major Adverse Cardiovascular Events (“MACE”), and Eczema and Dermatitis. In February 2026, we presented an interim analysis of the long-term data from the VELA trials, which indicated that monthly maintenance treatment with SLK can lead to further improvements in clinically relevant outcomes in patients with moderate-to-severe HS, including an as-observed HiSCR75 response rate of 69% in VELA-1 (n=104) and 67% in VELA 2 (n=123) after 52 weeks of treatment with SLK 120mg. The VELA trials are expected to continue to week 52, followed by an open-label extension for up to two years (the VELA-OLE trial (M1095-HS-303)). We expect the full one-year data of VELA-1 and VELA-2 to become available in the second quarter of 2026. In parallel, we are conducting a Phase 3 trial of SLK in adolescent patients with HS (the VELA-TEEN trial (M1095-HS-304)), which we initiated in January 2025. In February 2026, we presented an interim analysis of the VELA-TEEN clinical trial which showed that 67% of patients achieved a HiSCR75 response at week 16 (n=21). We expect to complete the VELA-TEEN clinical trial in mid-2026.
In November 2025, we were granted a Type B meeting with the FDA to discuss adequacy of the current clinical evidence package of SLK in HS to support a Biologics License Application (“BLA”) and in January 2026, we announced positive feedback from this interaction, confirming that we may establish substantial evidence of effectiveness (“SEE”) without additional clinical trials in HS. The FDA specifically advised to include the results of the MIRA trial together with the results of the VELA trials in the submission to establish SEE. Based on the positive feedback, we expect to submit a BLA for SLK in adult and adolescent HS in the second half of 2026. Subject to FDA approval, we expect a first commercial launch in the United States in the second half of 2027.
PsA Trials
In December 2022, we initiated a Phase 2b trial in patients with active PsA (the ARGO trial (M1095-PSA-201)), and in November 2023, we announced positive top-line results from this trial, which met its primary endpoint of American College of Rheumatology (“ACR”) 50 with 46% of patients on 60mg SLK achieving such response at week 12. In March 2024, we announced positive 24-week data from the ARGO trial in PsA showing that continued treatment with SLK led to significant improvements across all key outcomes. In June 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies supporting our proposed approach for advancing our Phase 3 program of SLK in PsA. In November 2024, we announced the screening of the first patients in the IZAR-1 trial (M1095-PSA-301) and IZAR-2 trial (M1095-PSA-302). In February 2026, we announced completion of enrollment for the IZAR-1 trial. We expect a readout of the primary and key secondary endpoints of the IZAR-1 clinical trial in mid-2026 and of the IZAR-2 clinical trial in the second half of 2026. In addition, in January 2025, we initiated another Phase 2 clinical trial of SLK in patients with PsA where we are applying novel imaging techniques (the P-OLARIS trial (M1095-snSpA-202)). We expect results of the P-OLARIS trial to become available at the end of 2026.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I

PPP Trials
In November 2024, we initiated a Phase 2 trial in patients with PPP (the LEDA trial (M1095-PPP-201)) and in November 2025, we presented positive results of this trial, suggesting that SLK could provide clinically meaningful improvements in patients with PPP. Patients treated with SLK achieved a mean percent change from baseline in the Palmoplantar Pustular Psoriasis Area and Severity Index (“PPPASI”) of 64% at week 16, and 39% of patients achieved a ≥75% reduction in the PPPASI (“PPPASI75”). In February 2026, we announced that we received Fast Track designation from the FDA for SLK in moderate-to-severe PPP. We expect to commence a Phase 3 clinical trial in PPP in the third quarter of 2026.
axSpA Trials
In February 2025, we initiated a Phase 2 trial in patients with axSpA (the S-OLARIS trial (M1095-axSpA-202)) and in February 2026, we presented positive results of this trial, suggesting that SLK could provide clinically meaningful improvements in patients with axSpA. Of the patients (n=26) treated with SLK, 81% achieved an Assessment of Spondyloarthritis International Society 40 (“ASAS40”) response at week 12, showing at least 40% improvement and an absolute improvement of ≥2 units on a numerical rating scale (0 to 10) from baseline in at least three of the four key domains (Patient Global Assessment (“PGA”) of disease activity, total back pain, physical function, inflammation). More than 80% of patients have achieved a “clinically important improvement” as per ASDAS-CRP score by week 12, confirming the strong result in this clinically relevant endpoint.
PET and MRI imaging data collected as part of the clinical trial confirm a significant reduction in inflammation in the deep tissue of the spine and sacroiliac joint affected by axSpA in a pooled analysis comparing baseline to week 12. Additional objective biomarker and tissue analyses conducted as part of the clinical trial reinforce rapid and sustained effect of the treatment with SLK in axSpA patients. The safety profile of SLK in the S-OLARIS trial was consistent with previous trials with no new safety signals detected.
Additional Trials for Other Indications
SLK was also studied in a Phase 2b trial in PsO patients where it showed a significant improvement in the primary end point as compared with placebo and for which results were presented in peer-reviewed scientific publications and conferences. In addition, Phase 1 single ascending and multiple ascending dosing trials were previously completed.
Our Vision and Our Strategy
Our vision is to elevate treatment goals for inflammatory skin and joint diseases. Our strategy is centered on developing SLK as, to our knowledge, the first ever Nanobody in clinical development for our selected indications. We seek to accomplish this strategy by:
•Completing the development of SLK in our current focus indications, HS, PsA, axSpA and PPP — In HS, we expect to complete the one-year VELA-1 and VELA-2 trials in the second quarter of 2026, and the six-month VELA-TEEN trial in mid-2026. We expect to submit a BLA for treatment of adult and adolescent patients in the second half of 2026, based on our MIRA, VELA-1, VELA-2 and VELA-TEEN clinical trials, with a potential commercial launch in the United States in the second half of 2027. In PsA, we expect primary endpoint readouts from our IZAR-1, IZAR-2 and P-OLARIS clinical trials in mid-2026, second half of 2026 and end of 2026, respectively, and expect to seek regulatory approval after completion of these studies through submission of a supplemental BLA. In PPP, we expect to initiate a Phase 3 clinical trial in the third quarter of 2026. In axSpA, we announced positive results from our S-OLARIS clinical trial in February 2026 and are currently evaluating the next steps to complete the clinical development of SLK in this indication.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
•Preparing for commercialization of SLK — We have started preparing the BLA to seek approval of SLK in the United States in HS and adolescent HS. We expect to submit the BLA in the second half of 2026 after completion of the VELA program, and, subject to FDA approval, we expect a commercial launch in the United States in the second half of 2027. We plan to further invest in our commercial capabilities. We intend to continue to build out our marketing, access and pricing functions to prepare for commercial launches of SLK in our target indications. We also expect to establish a presence in the United States in 2026 to build the sales, marketing and distribution infrastructure to commercialize SLK.
•Building our manufacturing capabilities — We intend to continue investing in our manufacturing capabilities. We have executed technology transfers for drug substance and drug product to commercial scale contract manufacturing organizations (“CMOs”), and we have successfully manufactured Process Performance Qualification batches. We may pursue additional technology transfers to establish second sourcing and increase manufacturing capacity. We are also continuously investing in process improvements which are important in driving efficiency, maintaining high standards of quality control, and providing adequate access to our product candidates, if approved, for investigators, physicians, and patients. We started stock-piling drug substance as pre-launch inventory during the third quarter of 2025 and expect to continue doing so in 2026.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
Millions of people worldwide suffer from diseases in which overexpression of IL-17A and IL-17F are potentially implicated in the pathophysiology and we believe there are limited treatment options. Well-known diseases include HS, PsA, PsO, PPP, and axSpA among others. HS has an estimated worldwide prevalence of approximately 2%, though we believe it is currently underdiagnosed and undertreated with limited effective treatment options available. PsA and axSpA have an estimated worldwide prevalence of up to 1.0% and PPP has an estimated worldwide prevalence of 0.3%. Finally, PsO has an estimated worldwide prevalence of approximately 3%. Other diseases, where IL-17A and IL-17F play a role, will represent additional pools of diagnosed patients.
Our Pipeline
We are developing a portfolio of therapeutic indications for SLK (Figure 1).
Figure 1 — Overview of development pipeline for SLK
Clinical Development of SLK
Phase 2b Clinical Trial in HS: The MIRA Trial
The MIRA trial is a global, randomized, double-blind, placebo-controlled trial to evaluate the efficacy and safety of SLK, administered subcutaneously, in the treatment of adult patients with active moderate-to-severe HS. The trial recruited 234 patients, with the aim to evaluate two different doses of SLK (120mg and 240mg) with placebo control and adalimumab as an active reference arm. The primary endpoint of the trial is the percentage of participants achieving HiSCR75, defined as a ≥75% reduction in total abscess and inflammatory nodule count with no increase in abscess or draining tunnel count relative to baseline. The trial also evaluated a number of secondary endpoints, including the proportion of patients achieving HiSCR50, the change from baseline in International Hidradenitis Suppurativa Severity Score System (“IHS4”), the proportion of patients achieving a Dermatology Life Quality Index (“DLQI”) total score of ≤5, and the proportion of patients achieving at least 30% reduction from baseline in Numerical Rating Scale in the Patient’s Global Assessment of Skin Pain (“PGA Skin Pain”).

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
In June 2023, the MIRA trial set a landmark milestone as the first placebo-controlled randomized trial in HS to use HiSCR75 as the primary endpoint which it met with a significantly greater proportion of patients treated with both SLK 120mg and 240mg achieving HiSCR75 compared to those on placebo at week 12. The primary analysis was based on a very stringent type of analysis for such trials, intent-to-treat non-responder imputation (“ITT-NRI”). Both doses performed similarly, with the 120mg dose providing the highest delta on HiSCR75 and HiSCR50. The 120mg dose achieved a 43% response rate on HiSCR75 and a 66% response rate on HiSCR50 at week 12.
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
Phase 3 Clinical Trials in HS: The VELA Program
The Phase 3 VELA program consists of two global, randomized, double-blind, placebo-controlled trials, the VELA-1 and VELA-2 trials, that are identical in design to evaluate the efficacy and safety of SLK, administered subcutaneously, in adult patients with active moderate-to-severe HS. Across VELA-1 and VELA-2, we enrolled a total of 838 patients. The primary endpoint is the percentage of participants achieving HiSCR75 at week 16. The trials also evaluate a number of secondary endpoints, including the proportion of patients achieving HiSCR50, the change from baseline in IHS4, the proportion of patients achieving a DLQI total reduction of ≥4, the proportion of patients achieving at least 50% reduction from baseline in Numerical Rating Scale in the PGA Skin Pain and complete resolution of Draining Tunnels. The trials compare a single 120mg dose of SLK to placebo with HiSCR75 reading out at week 16. From week 16, all patients receive the 120mg dose of SLK through to 48 weeks, with a last assessment at week 52, followed by an open-label extension for up to two years. The Phase 3 program used a protocol design consistent with the Phase 2 MIRA trial, which identified the optimal dose of SLK for HS. The VELA protocols and statistical analysis plans were prepared in accordance with regulatory agency advice and include two analysis strategies. The composite strategy for the VELA trials (also referred to as the primary estimand) is the primary statistical analysis. The protocol specifies the treatment policy strategy as the alternative method of handling intercurrent events to test the robustness of the VELA data. Results of the week 16 data were announced in September 2025.
In the combined Phase 3 VELA program, all endpoints reached statistical significance with p-values below 0.001, including lesion counts and PROs. SLK demonstrated the expected profile of response over time, with statistically significant HiSCR75 for both studies achieved as early as week 4. A preliminary analysis suggests that responses continue to improve beyond week 16 and that placebo patients crossing over at week 16 achieve similar responses to those originally randomized to the SLK 120mg arm, as of week 20 (pre-specified analysis).
In VELA-1, SLK achieved statistical significance for all primary and key secondary endpoints using both pre-specified strategies (HiSCR75, delta to placebo of 17%, p<0.001).
In VELA-2, intercurrent events in the higher-than-expected placebo arm precluded the study from achieving statistical significance in the week 16 primary endpoint using the composite strategy (HiSCR75, delta to placebo of 9%, p=0.053). Using the treatment policy strategy as per protocol, both VELA-1 and VELA-2 showed a statistically significant increase in the percentage of participants achieving HiSCR75 at week 16 and provided a clinically meaningful benefit. Response rates for SLK 120mg were consistent between the two trials, with 34.8% and 35.9% of patients in VELA-1 and VELA-2 achieving HiSCR75 at week 16, respectively. The placebo response rate in VELA-1 of 17.5% at week 16 was within the historical Phase 3 range of 13% to 18%. The placebo response rate in VELA-2 of 24.9% at week 16 was higher than expected.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
Figure 2 — HiSCR75 response rates across Phase 3 clinical trials in HS
Both VELA-1 and VELA-2 achieved p-values below 0.05 for all key secondary endpoints. This includes other lesion count based endpoints (HiSCR50 and IHS4-55). It also includes relevant PROs in HS. Around 30% of patients experienced a marked reduction of pain, as measured by an at least 3-point improvement in the worst pain NRS, in both VELA-1 and VELA-2 (p≤0.002). SLK showed a significant improvement of HS-specific Quality of Life (“HiSQOL”) score at week 16 (p<0.001), which was consistent between VELA-1 and VELA-2. Almost 60% of patients achieved a meaningful (4 points or more) improvement of DLQI, an approximately 20 percentage-point benefit over placebo (p≤0.001).
The safety profile of SLK was consistent with previously reported studies with no new safety signals observed. This includes the absence of new signals in key events of interest with IL-17A and F therapies: Suicidal Ideation and Behavior, hepatic events, IBD and non-infectious diarrhea, MACE and Eczema and Dermatitis.
The VELA program is conducted using a convenient sub-cutaneous dosing scheme with 1ml volume delivered every other week to week 6 in the induction phase (4 injections), and monthly from week 8 for maintenance, with no up-titration. This profile is matched by improvements of HS lesions, including draining tunnels, as well as in all key PROs, such as quality-of-life and pain scores, that are meaningful for HS patients and their treating physicians.
In February 2026, we presented an interim analysis of the long-term data from the VELA trials, which indicated that monthly maintenance treatment with SLK can lead to further improvements in clinically relevant outcomes in patients with moderate-to-severe HS, including an as-observed HiSCR75 response rate of 69% in VELA-1 (n=104) and 67% in VELA 2 (n=123) after 52 weeks of treatment with SLK 120mg. The VELA trials are expected to continue to week 52, followed by an open-label extension for up to two years. We expect the full one-year data of VELA-1 and VELA-2 to become available in the second quarter of 2026.
In November 2025, we were granted a Type B meeting with the FDA to discuss adequacy of the current clinical evidence package of SLK in HS to support a BLA and in January 2026, we announced positive feedback from this interaction, confirming that we may establish SEE without additional clinical trials in HS. In addition, FDA feedback confirms that we may establish SEE with a BLA consisting of data from our existing VELA-1, VELA-2 and MIRA trials. The FDA specifically advised us to include the results of the MIRA trial in the submission and to submit the results of the VELA-2 trial for the marketing application to inform the safety profile of SLK, regardless of decisions on

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
its utility in establishing SEE. Based on the positive final official records of this Type B meeting, we will continue our plans for BLA submission for SLK in adult and adolescent HS in the second half of 2026. Subject to FDA approval, we expect a first commercial launch in the United States in the second half of 2027.

Phase 3 Clinical Trial in Adolescent HS: VELA-TEEN
The Phase 3 VELA-TEEN trial is an open-label, single-arm trial designed to evaluate SLK 120mg administered subcutaneously once every two weeks until week six and once every four weeks from week eight onwards. The trial aims to enroll 30-35 adolescents, aged 12-17, with moderate-to-severe HS, from U.S. sites experienced in clinical trials and pediatric dermatology. The primary trial phase will be 24 weeks with a primary endpoint evaluating the pharmacokinetics, safety, and tolerability of SLK. VELA-TEEN will also evaluate several secondary endpoints, including the proportion of patients achieving the higher clinical response measure of the HiSCR75, in addition to HiSCR50. Other outcomes are the change from baseline in the IHS4, which includes the quantitative measure of draining tunnels, and the proportion of patients achieving a meaningful reduction of the CDLQI and the PGA Skin Pain.
An interim analysis of the VELA-TEEN clinical trial showed that 67% of patients achieved a HiSCR75 response at week 16 (n=21). The safety profile of SLK in patients with adolescent HS was consistent with the results from the adult HS trial (VELA-1, VELA-2, and MIRA) and no new safety signals were observed.
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
In November 2023, the ARGO trial, which enrolled 207 patients, met its primary endpoint with a statistically significant greater proportion of patients treated with either SLK 60mg or 120mg (with induction) achieving an ACR50 response compared to those on placebo at week 12. Specifically, for the 60mg and 120mg doses with induction, respectively, 46% and 47% of patients treated with SLK achieved ACR50 (p<0.01 versus placebo); 78% and 72% of patients achieved ACR20; and 29% and 26% achieved ACR70. The primary analyses were based on a very stringent type of analysis for such trials, ITT-NRI. As expected, the 60mg dose without induction did not reach statistical significance, confirming the 60mg and 120mg with induction as the potential dose regimens to carry forward into Phase 3. All key secondary endpoints were met for the 60mg and 120mg doses with induction. The key secondary endpoint PASI90 was met for all doses with induction. 77% of patients treated with SLK 60mg achieved a PASI90 response at week 12 (ITT-NRI, p<0.001 versus placebo) and 58% achieved complete skin clearance (PASI100). PASI responses across dose arms were consistent with the previously reported Phase 2b data of SLK in moderate-to-severe plaque-type PsO, with the 120mg dose achieving the highest responses for PASI100 (close to 60% of patients at week 12, ITT-NRI) in patients with more severe skin lesions (PASI score ≥ 10 at baseline). Up to 33% of patients achieved both ACR50 and PASI100 at week 12. Other clinically relevant secondary endpoints, such as Minimal Disease Activity (MDA), the modified Nail Psoriasis Severity Index (mNAPSI), the Leeds Enthesitis Index (LEI) and the patient self-reported Psoriatic Arthritis Impact of Disease (PsAID-12), each show promising levels of response at week 12. Adalimumab was used as an active reference to validate responses across arms (not powered for statistical comparisons to active treatment). SLK 60mg and 120mg (with induction) numerically outperformed adalimumab on the primary endpoint and all key secondary endpoints, with the observed deltas further supporting the potential for SLK as a future leading therapy. The results suggest that, as early as week 12, SLK reaches levels of clinical response at or above those seen with other therapies tested in similarly stringent trials.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
Treatment with SLK resulted in unprecedented improvements in composite scores that reflect responses in different domains simultaneously. ACR50+PASI90 up to 59%, ACR 50+PASI 100 up to 52%, ACR 70+PASI 100 up to 48% and MDA up to 61% response. In all composite scores, SLK showed 16-29 ppt differences to the reference adalimumab arm, comparatively higher than competitors using the same reference arm. While the 60mg dose was found to be sufficient to reach high levels of response in the general trial population, the 120mg dose was found to improve responses further in specific patient sub-groups, which suggests two doses being carried over to Phase 3.
The safety profile of SLK was consistent with previous trials with no new safety signals detected. The discontinuation rate of the second part of ARGO remained low at 5%, in line with other SLK trials.
Phase 3 Clinical Trials in PsA: The IZAR Program
The IZAR program is expected to enroll approximately 1,500 adult patients across IZAR-1 and IZAR-2. Both are global, randomized, double-blind, placebo-controlled Phase 3 trials designed to evaluate the efficacy and safety of SLK compared with placebo in patients with active PsA, with a primary endpoint of superiority to placebo in ACR50 response at week 16. IZAR-1 enrolled biologic-naïve patients and includes an evaluation of radiographic progression, while IZAR-2 enrolls patients with an inadequate response to tumor necrosis factor-α inhibitors (TNF-IR) — reflecting patients commonly seen in clinical practice — and includes risankizumab, a monoclonal antibody that inhibits IL-23, as an active reference arm. Both trials are also designed to assess a range of secondary endpoints reflecting the multiple disease manifestations characteristic of PsA. These include skin, nail, and joint outcomes: ACR20 response at week 16, PASI90 response at week 16, vdHmTSS (van der Heijde modified Total Sharp Score) change from baseline at week 16, multidomain outcomes: MDA at week 16, and patient-reported outcome measures: HAQ-DI (Health Assessment Questionnaire-Disability Index (HAQ-DI) change from baseline at week 16, SF-36 PCS (short-form-36 Physical Component Summary) change from baseline at week 16.
The IZAR program will assess 60mg and 120mg doses of SLK (Figure 3). The readout of the primary endpoint for IZAR-1 is anticipated in mid-2026 and for IZAR-2 in the second half of 2026.
Figure 3 — Design of the Phase 3 IZAR program in PsA.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
Additional Phase 2 Clinical Trial in PsA: The P-OLARIS Trial
The P-OLARIS trial is an open-label imaging Phase 2 trial designed to explore the effects of SLK 60mg administered subcutaneously in 30 patients with seronegative spondyloarthritis which includes PsA. The primary endpoint is the change from baseline (CfB) in [68Ga]-FAPI-46 SUVmax signal overall and per indication at week 12, as detected by FAPI-PET/low-dose CT scan. In addition, several other endpoints will be assessed including clinical disease activity scores and patient-related outcomes. The trial also features a peripheral blood and tissue biomarker program. We expect the P-OLARIS trial to provide a more complete picture of SLK's benefit in patients with active PsA and thereby more clearly differentiate SLK, a Nanobody, from monoclonal antibody-based treatment options, including other IL-17A and IL-17F inhibitors. The first P-OLARIS patient was screened in October 2025 and dosed in November 2025. We expect the topline primary endpoint readout in the second half of 2026.
Phase 2 Clinical Trial in PPP: The LEDA Trial
The LEDA trial is a Phase 2 trial designed to evaluate the efficacy and safety of SLK 120mg administered subcutaneously in adult patients with PPP. The primary endpoint of the trial is percent change from baseline in PPPASI with important secondary endpoints including PPPASI75. The LEDA trial features an innovative translational research program using peripheral blood and tissue biomarkers as trial controls.
In November 2025, the Phase 2 LEDA clinical trial in PPP demonstrated clinically meaningful and statistically significant benefit for patients treated with SLK. Patients treated with SLK achieved a mean percent change from baseline in the PPPASI of 64% at week 16, and 39% of patients achieved a PPPASI75, suggesting that SLK could provide clinically meaningful improvements in this disease for which there are currently no approved therapies. The safety profile of SLK in the LEDA trial was consistent with previous trials with no new safety signals detected.

PPPASI mean percent change from baseline, in % reduction

MI, Multiple Imputation. OC, Observed Cases

Sonelokimab 120mg (MI)
Sonelokimab 120mg (OC)
Competitor range[1]
n=32
n=32
n=31
n=30
n=28
Week 2
Week 4
Week 6
Week 8
Week 16
Week 24
-27
-45
-58
-63
-64
-68

For illustrative purposes only. Efficacy data are derived from different clinical trials conducted at different times, with differences in trial design and patient populations. As a result, cross-trial comparisons cannot be made, and no head-to-head clinical trials have been conducted. Select data points not explicitly stated in publications have been derived through software-based extraction. Extrapolated kinetics from baseline to primary endpoint in selected cases Patients enrolled (for SPEVIGO IIb in 300 and 600mg arm (non-Asian), for 2Precise in 300mg Secukinumab arm); 1 Pooled competitor data includes data from Spesolimab combined, non-Asian (Burden A D et al. Dermatol Ther (Heidelb). 2023 Sep 20;13(10):2279–2297), Apremilast 30mg (Wilsmann-Theis D. J Eur Acad Dermatol Venereol. 2021;35:2045-2050), Guselkumab 100mg (Wilsmann-Theis D et al. JAAD Int. 2025;18:69-78) Secukinumab 300mg (Mrowietz et al. J Am Acad Dermatol. 2019;80:1344-52). Data subject to change until clinical study reports are issued.

Figure 4 — PPPASI mean percent change from baseline in Phase 2 LEDA trial

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I

Phase 3 Clinical Trial in PPP
The Phase 3 program for PPP is an anticipated global, randomized, double-blind, placebo-controlled trial to evaluate the efficacy and safety of SLK in adult patients with chronic moderate-to-severe PPP. The trial is expected to enroll approximately 370 patients.
The proposed Phase 3 trial design will assess the SLK 120 mg dose administered subcutaneously every two weeks (“Q2W”) and every four weeks dosing, following an initial Q2W induction period, compared with placebo. The primary endpoint is the percentage of patients achieving a Palmoplantar Psoriasis Global Assessment score of 0 (clear with no signs of PPP) or 1 (almost clear with minimal residual signs of PPP) by week 12.
The trial will also assess a number of secondary endpoints, in line with those evaluated in the Phase 2 LEDA trial, including the proportion of patients achieving PPPASI75, PPPASI50, Pain Response, and a Minimally Clinically Important Difference (“MCID”) response in the DLQI.
An end-of-Phase 2 meeting with the FDA is planned for the first half of 2026, with patient enrolment expected to begin in the third quarter of 2026. In February 2026, we announced that the Dermatology Division of the FDA has granted Fast Track designation for SLK in moderate‑to‑severe PPP, supported by positive results from the Phase 2 LEDA trial. As a result, the Phase 3 program is expected to benefit from earlier and more frequent interactions with the FDA under the Fast Track framework, potentially enabling a more efficient development pathway.
Phase 2 Clinical Trial in axSpA: the S-OLARIS Trial
The S-OLARIS trial is an open-label imaging Phase 2 proof-of-concept trial aiming to investigate SLK 60mg administered subcutaneously in approximately 25 patients with active axSpA. The primary endpoint is the change from baseline at week 12 in the uptake of 18F-NaF in the sacroiliac joints and spine using PET in combination with MRI imaging. Throughout the trial, several other endpoints will be assessed including established clinical disease activity outcomes, scores related to physical function, spinal mobility, and enthesitis as well as PROs. The trial also includes an exploratory peripheral blood and tissue biomarker program.
In February 2026, the Phase 2 S-OLARIS trial in axSpA demonstrated a clinically meaningful and statistically significant benefit. Of the patients (n=26) treated with SLK, 81% achieved an Assessment of Spondyloarthritis International Society 40 (ASAS40) response at week 12, showing at least 40% improvement and an absolute improvement of ≥2 units on a numerical rating scale (0 to 10) from baseline in at least three of the four key domains (PGA of disease activity, total back pain, physical function, inflammation). More than 80% of patients have achieved a “clinically important improvement” as per ASDAS-CRP score by week 12, confirming the strong result in this clinically relevant endpoint.
PET and MRI imaging data collected as part of the clinical trial confirm a significant reduction in inflammation in the deep tissue of the spine and sacroiliac joint affected by axSpA in a pooled analysis comparing baseline to week 12. Additional objective biomarker and tissue analyses conducted as part of the clinical trial reinforce rapid and sustained effect of the treatment with SLK in axSpA patients. The safety profile of SLK in the S-OLARIS trial was consistent with previous trials with no new safety signals detected.
Clinical Development in Other Indications
Building on the strong data generated with SLK to date, we believe that there are other indications beyond HS, PsA, axSpA and PPP where SLK has the potential to represent a differentiated therapeutic alternative and we may initiate clinical trials of SLK in such other indications.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
Manufacturing
We do not own or operate manufacturing facilities and currently have no plans to establish any. We partner with third-party CMOs for both drug substance and finished drug product, through established contracts.
Our current drug substance supplier is Richter BioLogics GmbH & Co. KG (“Richter Biologics”) based in Bovenau, Germany. Effective July 1, 2021, we entered into a contract manufacturing agreement with Richter Biologics with respect to the manufacture of SLK. We may terminate the contract manufacturing agreement for convenience in accordance with the terms of the agreement. Either party may also terminate the contract manufacturing agreement with respect to an uncured breach by the other party in accordance with the terms of the agreement. The agreement includes confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.
MHKDG produced the drug product supply for our MIRA and ARGO Phase 2 clinical trials. In 2022, we successfully transferred the drug product process to Vetter Pharma International GmbH as part of our strategy to ensure sufficient supply for potential commercialization following all regulatory and related requirements.
In May 2023, we entered into a collaboration agreement with SHL Medical to develop an autoinjector for clinical and potential subsequent commercial supply of SLK. Necessary pharmacokinetic and human factor studies were completed in 2025 to support the potential launch of SLK with the autoinjector as an approved device for administration of SLK.
Intellectual Property
As of December 31, 2025, we have the exclusive license to a patent family directed to Il-17 Nanobodies, including SLK, and methods of making and using the same derived from International Patent Application PCT/EP2012/058313, published as WO 2012/156219, entitled “Amino Acid Sequences Directed Against IL-17A, IL-17F and/or IL17-A/F and Polypeptides Comprising the Same”. Applications in this family have been filed in the United States, the European Patent Office (EPO), the Eurasian Patent Organization (EAPO), Australia, Brazil, Canada, Chile, China, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, and South Africa. To date, 24 patents have been issued, and several applications are pending. Three patents have been issued in the United States in this family thus far (U.S. Patent Nos. 10,017,568, 10,829,552 and 11,773,159), all three providing protection until May 2032, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. There are several non-U.S. patents that have been granted or are pending in this family, all of which are expected to have similar expiration dates, absent any extensions that may be available through supplementary protection certificates or similar mechanisms. Additional data exclusivity rights may be applicable.
As of December 31, 2025, our patent portfolio also includes three patent families owned by us directed to uses of Nanobodies, including SLK. One family is derived from International Patent Application PCT/IB2023/054122, published as WO2023/203549, titled “Methods of Achieving Safe and Sustained Control of IL-17-Dependent Conditions in Subjects Responsive to Treatment with an Anti-IL 17A/F Nanobody”. The second family is derived from International Patent Application PCT/IB2024/053796, published as WO2024/218708, and titled “Biomarker-Based Treatment and Diagnostic Methods for IL-17-Dependent Conditions”. The third family consists of a provisional U.S. patent application, titled “Treatment and Diagnostic Methods for Pustular Non-Infectious Inflammatory Skin Conditions”. The pending patent applications from these families, if issued, have expected expiry dates of no earlier than between 2043 and 2044, not including any patent term extensions and/or patent term adjustments.
The Merck Healthcare KGaA (Darmstadt, Germany) License Agreement
On April 29, 2021, we entered into a license agreement with MHKDG (the “License Agreement”). The License Agreement is a sublicense of a license agreement between MHKDG and Ablynx, dated September 3, 2008 (the “Initial License Agreement”), pursuant to which MHKDG developed SLK, and subsequently acquired exclusive right and title to SLK, including the right to further develop and commercialize (and grant sublicenses to further develop and commercialize) SLK. Pursuant to the License Agreement, we acquired (i) a royalty- and milestone-bearing exclusive

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
(even as to MHKDG), sublicensable right and license under MHKDG’s controlled patents, materials, and exclusive know-how to develop, manufacture, use, sell, offer for sale, export and import and otherwise commercialize SLK on a world-wide basis, (ii) a royalty- and milestone-bearing non-exclusive, sublicensable, right and sublicense under Ablynx’s and certain others’ controlled patents, materials, and know-how to develop, manufacture, use, sell, offer for sale, export and import and otherwise commercialize SLK on a world-wide basis, in each case subject to certain restrictions and compliance with the terms and conditions of the Initial License Agreement; and (iii) a royalty- and milestone-bearing non-exclusive, sublicensable right and sublicense under Research Cooperation Technologies (“RCT”) patents and know-how related to the manufacturing process using the underlying yeast strain Pichia pastoris, to develop, manufacture, use, sell, offer for sale, export and import and otherwise commercialize SLK on a world-wide basis, in each case subject to certain restrictions and compliance with the terms and conditions of the underlying license granted to MHKDG from RCT. Under the terms of the License Agreement, we have the first right to file, prosecute and maintain the licensed patents as well as the first right to attempt to resolve any third-party infringement.
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
The aggregate purchase price in respect of the License Agreement was $29.9 million and consisted of an upfront cash payment by us to MHKDG and an issuance of equity by us to MHKDG, representing a 9.9% ownership stake in our subsidiary, MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”), following such issuance. Subject to the terms of the License Agreement, milestone cash payments of up to EUR 299.6 million ($351.7 million using a December 31, 2025 exchange rate) are potentially payable, of which EUR 7.5 million ($8.1 million using the then applicable exchange rate) has been recognized as R&D expense to date. Future milestones will become payable upon regulatory filing acceptances in the US, in the European Union (“EU”) and Japan, first commercial sales in these geographies, and meeting certain annual thresholds in global net sales. In addition, the License Agreement requires us to pay royalties within the range of low to mid-teen percent of net sales. Our obligation to pay royalties are on a licensed product-by-licensed product and country-by-country basis and continue from the date of first commercial sale of a licensed product in a country until the later of (i) ten years from such first commercial sale of such licensed product in such country or (ii) the expiration or invalidation of the last remaining valid claim of a licensed patent covering such licensed product.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
Government Regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. Generally, before a new therapeutic product can be marketed, considerable data demonstrating a biological product candidate’s quality, safety, purity and potency, or a small molecule drug candidate’s quality, safety and efficacy, must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. For biological product candidates, potency is similar to efficacy and is interpreted to mean the specific ability or capacity of the product, as indicated by appropriate laboratory tests or by adequately controlled clinical data obtained through the administration of the product in the manner intended to effect a given result.
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
U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the Public Health Service Act (“PHSA”), and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulation;
•submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
Preclinical and Clinical Development
Prior to beginning any clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. In April 2025, the FDA published a roadmap to reduce animal testing in preclinical safety studies, including those required in INDs, with scientifically validated new approach methodologies. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted, except that the PREA will apply to an original BLA for a new active ingredient that is orphan-designated if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and data demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the review team during product

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. We have received fast track designation for SLK for the treatment of moderate-to-severe PPP.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same approved use or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or if the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the same use or indication for which the already-approved or licensed product was approved or licensed. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval (“PMA”). We expect that any companion diagnostic developed for our drug candidates will utilize the PMA pathway.
PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality Management System Regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.
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
Post-Approval Requirements
Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, and potency or effectiveness of biologics. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
Patent Term Extension
In the United States, after a BLA is approved, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between, the latter of the effective date of an IND and issue date of the patent for which extension is sought, and the submission date of a BLA, plus the time between BLA submission date and the BLA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue licensure with due diligence. The total patent term after the extension may not exceed 14 years from the date of product licensure. Only one patent applicable to a licensed biological product is eligible for extension and only those claims covering the product, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
Some, but not all, foreign jurisdictions possess patent term extension or other additional patent exclusivity mechanisms that may be more or less stringent and comprehensive than those of the United States.
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
The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common commercial activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, for persons in a position to refer or recommend federally reimbursable healthcare business may be alleged to be intended to induce prescribing, purchasing or recommending, and may be subject to scrutiny if they do not qualify for an exception or regulatory safe harbor. Qualifying for a statutory exception or regulatory safe harbor requires satisfying all of the criteria for the exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS, but it does increase the risk of regulatory scrutiny. Ultimately, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The FCA, which can be enforced through civil whistleblower or qui tam actions, prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA.
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
The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicaid & Medicare Services (“CMS”) information related to payments or other transfers of value to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
members. Beginning on January 1, 2023, California Assembly Bill 1278 requires California physicians and surgeons to notify patients of the Open Payments database established under the federal Physician Payments Sunshine Act.
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
Data Privacy and Security
Numerous state, federal, and foreign laws govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations impose data privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities. These requirements imposed by HIPAA and HITECH on covered entities and business associates include entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present, or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity, and availability of all PHI created, received, maintained, or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
In addition, certain state laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The CCPA and numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, exempt PHI that is subject to HIPAA; and others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.
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
Coverage and Reimbursement
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow it to establish or maintain pricing sufficient to realize a sufficient return on its investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.
Healthcare Reform
The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.
The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.
Other legislative changes have been proposed and adopted since the ACA was enacted, including automatic aggregate reductions of Medicare payments to providers of on average 2% per fiscal year as part of the federal budget sequestration under the Budget Control Act of 2011. These reductions went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional action is taken by Congress. In addition, the Bipartisan Budget Act of 2018, among other things, amended the Medicare Act (as amended by the ACA) to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs being covered under Medicare Part D.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS adopted a final rule allowing Medicare Advantage Plans the option to use step therapy for Part B drugs, permitting Medicare Part D plans to apply certain utilization controls to new starts of five of the six protected class drugs, and requiring the Explanation of Benefits for Part D beneficiaries to disclose drug price increases and lower cost therapeutic alternatives, which went into effect on January 1, 2021. In May 2025, the Trump Administration renewed the idea of international reference pricing through an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
price will be the lowest price paid in an Organisation for Economic Co-operation and Development country with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capital. In addition, in December 2025, CMS proposed new drug payment models to lower drug prices for Medicare beneficiaries; under the models, CMS would explore potential adjustments to Medicare drug inflation rebate calculations by comparison to international drug pricing information. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business.
Notwithstanding the IRA, continued legislative and enforcement interest exists in the United States with respect to specialty drug pricing practices. Specifically, we expect government authorities to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for its drugs or put pressure on its drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.
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
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials.
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
Regulation in the European Union
European Data Laws
The processing of personal data, including health-related personal data in the European Economic Area (“EEA”) is mainly governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), and related data protection laws in individual EEA countries. In the United Kingdom (“UK”), the processing of personal data is mainly governed by the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
2018 (the “UK GDPR”). The GDPR and UK GDPR impose a number of strict obligations and requirements for the processing, including collecting, analyzing and transferring, of personal data of individuals in the EEA or in the UK, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR and UK GDPR include requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and obligations relating to the security and confidentiality of the personal data. EEA countries may also impose additional requirements in relation to the processing of health, genetic and biometric data through their national legislation.
In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission (“EC”) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on the appropriate safeguards, data exporters, with the assistance of the data importers, are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the safeguards in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework.
With regard to the transfer of data from the EEA to the UK, based on the EC's adequacy decision of June 28, 2021 and subsequent renewals, personal data may continue to flow freely from the EEA to the UK on the basis that the UK is deemed to provide an adequate level of data protection until December 27, 2031. The adequacy decisions will automatically expire unless renewed.
With respect to transfers from the UK to other countries, these transfers are also subject to specific transfer rules under the UK regime. These UK international transfer rules broadly mirror the EU GDPR rules.
On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (“UK Addendum”) and a document setting out transitional provisions. The IDTA and UK Addendum came into force on March 21, 2022 and are the primary UK-approved mechanisms for putting in place appropriate safeguards for UK restricted transfers, subject to transitional arrangements for legacy SCCs. Regarding transfers from the UK to the EEA, the UK Information Commissioner’s Office (“ICO”) guidance indicates that organizations do not need new arrangements. With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the UK Extension to the EU-US Data Privacy Framework, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the recipient is a U.S. organization certified to the EU-US Data Privacy Framework and participating in the UK Extension to the EU-US Data Privacy Framework.
Failure to comply with the requirements of the GDPR or UK GDPR and the related national data protection laws of the EEA countries may result in significant monetary fines for noncompliance of up to €20 million or £17.5 million (as applicable), 4% of the total worldwide annual turnover (for higher-tier infringements). This is enforced by ICO and is entirely separate from fines under EU GDPR. In addition, violations of national laws can trigger additional, administrative penalties, investigations, corrective orders, temporary or definitive bans, and, in some jurisdictions, a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed.
Data protection authorities from the different EEA countries may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EEA.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
Furthermore, there are specific requirements relating to processing health data from clinical trials, including public disclosure obligations provided in the EU Clinical Trials Regulation No. 536/2014 (“CTR”), EMA disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results.
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
Under the CTR, a sponsor is able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal (the “CTIS”). One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application and will consult and coordinate with the other concerned EU member states. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned member states. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database, including a layperson's summary. Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory and CTIS serves as the single entry point for submission of clinical trial-related information and data. As of January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive need to comply with the CTR and have to be transitioned to CTIS.
Under the CTR, national laws, regulations, and the applicable GCP and GLP standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practice and the ethical principles that have their origin in the Declaration of Helsinki. Under the current regime, all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the National Competent Authority and to the Ethics Committees of the EU member state where they occur.
During the development of a medicinal product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party (“SAWP”). A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.
Drug Marketing Authorization
In the EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining an MA. To obtain an MA of a drug under EU regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
To be used or sold in the UK, a drug must have an effective MA granted by the Medicines and Healthcare Products Regulatory Agency (“MHRA”) under the Human Medicines Regulations 2012 (SI 2012/1916), as amended. MA applications are submitted electronically via the MHRA Submissions Portal. Under the MHRA's national assessment procedure, the MHRA generally aims to reach a decision within 210 "clock-on" days, excluding any "clock-stops" while the applicant prepares responses to MHRA questions.
On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Recognition Procedure (“IRP”) for MAAs. The IRP applies since January 1, 2024, and replaces existing EU reliance procedures to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows medicinal products approved in other jurisdictions that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.
Centralized Authorization Procedure
The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the EMA that is valid for all EU member states as well as in the three additional EEA member states (Norway, Iceland, and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy, or tissue engineered medicines) and medicinal products with a new active substance indicated for the treatment of certain diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions, and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a MA through the centralized procedure.
Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
The decentralized procedure permits companies to file identical MA applications for a medicinal product to the competent authorities in various EU member states simultaneously if such medicinal product has not received marketing approval in any EU member state before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU member state, the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU member states, the concerned member states, are subsequently required to grant a MA for their territories on the basis of this assessment. The only exception to this is where the competent authority of an EU member state considers that there are concerns of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU member states.
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
For the UK, the period of three years during which the drug has not been marketed in Great Britain will be restarted from the date of conversion to a Great Britain MA. Following Windsor Framework changes, which became effective January 1, 2025, European Commission Union authorizations are no longer valid in Northern Ireland and centrally authorized products are instead authorized by the MHRA under UK-wide marketing authorizations; existing licenses for product licensed by the MHRA that covers Great Britain only become geographically valid UK-wide while retaining their license number/prefix.
On the other hand, for the EU, in the case the drug has been marketed in the UK, the placing on the UK market before the end of the period starting when the UK left the EU on January 31, 2020 and ending on December 31, 2020 (the “Brexit Transition Period”) will be taken into account. If, after the end of the Brexit Transition Period, the drug is not placed on any other market of the remaining member states of the EU, the three year period will start running from the last date the drug was placed on the UK market before the end of the Brexit Transition Period.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the EU’s regulatory authorities to include a NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.
On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation and negotiations are still ongoing. The timing for finalization of these negotiations and entry into force are unclear.
The current drafts envisage:
•a shortening of the periods of data exclusivity from eight to six years (with transferrable vouchers for an additional year of market protection as an incentive for the development of new antibiotics),

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
•earlier regulatory guidance and extension of market exclusivity for orphan medicines (depending on certain conditions),
•four-year data exclusivity for additional indications of existing products, and
•rules governing the availability of products (including shortage prevention plans and some supply obligations for manufacturers).
Orphan Designation and Exclusivity
The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU (prevalence criterion). In addition, orphan drug designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a MA, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for MA of the medicinal product is submitted. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional MA.
The EMA’s Committee for Orphan Medicinal Products (“COMP”) reassesses the orphan drug designation of a product in parallel with the review for a MA; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of MA review by the EMA and approval by the EC. Additionally, any MA granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a MA, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.
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
In the UK, following the post-Brexit transition period, a system for incentivizing the development of orphan medicines was introduced. Overall, the requirements for orphan designation largely replicate the requirements in the EU and the benefit of market exclusivity has been retained. Products with an orphan designation in the EU can be considered for an orphan MA in Great Britain, and marketing authorizations granted for products that fulfil UK orphan criteria are valid UK-wide regardless of whether there is an EU orphan designation. The MHRA will review applications for orphan designation at the time of a MA, and will offer incentives, such as market exclusivity and full or partial refunds for MA

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
fees to encourage the development of medicines in rare diseases. Separately, the MHRA has stated that it is considering updating its licensing framework for orphan medicines, with a draft framework expected by spring 2026.
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
In the UK, the MHRA has published guidance on the procedures for UK Paediatric Investigation Plans which, where possible, mirror the submission format and requirements of the EU system. From January 1, 2025, EU pediatric requirements are addressed via Windsor Framework categorization: for Category 2 products, both UK and EU pediatric requirements apply, and an EU-agreed PIP must also be in place (unless waived).
PRIME Designation
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small-and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or from CAT are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
The manufacturing process for pharmaceutical products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations.
Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation. Similarly, the distribution of pharmaceutical products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU member states. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP, before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.
On October 27, 2025, the Council of the European Union approved a framework for compulsory licensing of crisis-relevant products (including medicinal products) in crisis situations. While the proposal focuses on voluntary agreements with intellectual property rights holders, it includes rules on compulsory licensing as a measure of last resort upon activation / declaration of a crisis or emergency mode. The European Parliament has not yet voted on the proposal.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
Sales and Marketing Regulations
The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU member states may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the MA granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals. EU regulation with regards to dispensing, sale and purchase of medicines has generally been preserved in the UK following Brexit, through the Human Medicines Regulations. However, organizations wishing to sell medicines online need to register with the MHRA. Following Brexit, the requirements to display the common logo no longer apply to UK-based online sellers, except for those established in Northern Ireland.
Anti-Corruption Legislation
In the EU, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU member states. Violation of these laws could result in substantial fines and imprisonment.
Payments made to physicians in certain EU member states also must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her regulatory professional organization, and/or the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. In the UK, the pharmaceutical sector is recognized as being particularly vulnerable to corrupt practices, some of which fall within the scope of the Bribery Act 2010. Due to the Bribery Act 2010’s far-reaching territorial application, the potential penalized act does not have to occur in the UK to become within its scope. If the act or omission does not take place in the UK, but the person’s act or omission would constitute an offense if carried out there and the person has a close connection with the UK, an offense will still have been committed. The Bribery Act 2010 is comprised of four offenses that cover (i) individuals, companies and partnerships that give, promise or offer bribes, (ii) individuals, companies and partnerships that request, agree to receive or accept bribes,(iii) individuals, companies and partnerships that bribe foreign public officials and (iv) companies and partnerships that fail to prevent persons acting on their behalf from paying bribes. The penalties imposed under the Bribery Act 2010 depend on the offence committed, harm and culpability and penalties range from unlimited fines to imprisonment for a maximum term of ten years and in some cases both.
Regulations in the UK and Other Markets
The UK formally left the EU on January 31, 2020 and EU laws now only apply to the UK in respect of Northern Ireland as laid out in the protocol on Ireland and Northern Ireland and as amended by the Windsor Framework sets out a long-term set of arrangements for the supply of medicines into Northern Ireland.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
The EU and the UK agreed on a trade and cooperation agreement (“TCA”), which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP issued documents. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.
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
For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Additional Regulation
In addition to the foregoing, local, state and federal laws, including in the United States and Israel, regarding such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous or biohazardous substances, we could be liable for damages, environmental remediation, and/or governmental fines. We believe that we are in material compliance with applicable environmental laws and occupational health and safety laws that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations. We may incur significant costs to comply with such laws and regulations now or in the future.
Human Capital
Our Employees
We have grown to a team of approximately 130 employees as of December 31, 2025. Our employees are based in the following countries: Switzerland, the United Kingdom, Portugal and Belgium. Our highly qualified and experienced team includes scientists, physicians and professionals across clinical development, regulatory affairs, manufacturing, medical affairs, commercialization, finance and other important functions that are critical to our success. We also leverage certain external experts in drug development and corporate functions to provide flexibility for our business needs.
We expect to continue to hire additional employees in 2026 and beyond to expand our expertise and bandwidth across functions. We expect to establish a presence in the United States in 2026. We continue to evaluate our business needs and opportunities.
Our Culture

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
Our Corporate Information
We are a Cayman Islands exempted company and were originally incorporated on August 13, 2020 as a special purpose acquisition company under the name Helix Acquisition Corp., formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On April 5, 2022, we consummated such business combination with MoonLake Immunotherapeutics AG (“MoonLake AG”), a stock-based company incorporated in Switzerland in 2021, pursuant to that certain business combination agreement, dated October 4, 2021 (the “Business Combination Agreement”), by and among Helix, MoonLake AG, the existing equityholders of MoonLake AG set forth on the signature pages to the Business Combination Agreement and the equityholders of MoonLake AG that executed joinders to the Business Combination Agreement (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix, and the representative of the ML Parties (such transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”). Pursuant to the Business Combination Agreement, MoonLake AG merged with and into Helix, with MoonLake AG as the surviving company in the Business Combination and, after giving effect to such Business Combination, MoonLake AG became our subsidiary. In connection with the consummation of the Business Combination, we changed our name from Helix Acquisition Corp. to MoonLake Immunotherapeutics. The Business Combination was accounted for as a reverse recapitalization, in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our principal executive office is located in Dorfstrasse 29, 6300, Zug, Switzerland.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
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
We are a clinical-stage company with limited operating history. To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including establishing our business model and key third-party relationships with payors, completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements.
Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small and midcap biotechnology companies like MoonLake, and broader macroeconomic factors may preclude us from successfully raising additional capital. For example, escalating trade tensions, elevated interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries, which such volatility can have an adverse effect on the ability to raise capital.
We have no products approved for commercial sale and, since our inception, we have been incurring significant operating losses, and expect to incur significant losses in the foreseeable future. As with any clinical development, we cannot be certain that our planned clinical trials will begin or be completed on time or at all. In addition, we have not yet demonstrated an ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:
•successfully complete our ongoing and planned non-clinical and clinical studies for SLK;
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
•obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•position our product conducts to effectively compete with other therapies;
•obtain and maintain healthcare coverage and adequate reimbursement for our products;
•enforce and defend intellectual property rights and claims; and

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
We have incurred net losses in each period since we commenced operations in 2021. Our net losses were $230.3 million for the year ended December 31, 2025. We expect to continue to incur significant losses for the foreseeable future. Our failure to become profitable would decrease the value of our Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our Company could also cause you to lose all or part of your investment.
If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our development programs or future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
Developing biopharmaceutical products is a very long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval from the FDA, EMA, and similar foreign regulatory authorities for, SLK. Even if SLK is approved for commercial sale, we anticipate incurring costs associated with sales, marketing, manufacturing and distribution activities to launch SLK. Our expenses could increase beyond expectations if we are required by the FDA, EMA, or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of SLK. Our future capital requirements depend on many factors, including factors that are not within our control. Based on our current operating plan, we believe our existing cash, cash equivalents and short-term marketable securities, will be sufficient to fund our operations into the second half of 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
Other than the Loan and Security Agreement (as defined below), we do not have any committed external sources of funds and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our shareholders or the failure to obtain such financing may restrict

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
our operating activities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a shareholder. Debt financing may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to SLK, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including resulting from public health crises, the conflict between Russia and Ukraine or the conflicts in the Middle East. If our costs, in particular costs related to clinical development, manufacture and supply, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition. Our failure to raise capital as and when needed or on acceptable terms has in the past had, and in the future may have, a negative impact on our financial condition and our ability to pursue our business strategy, and we have in the past had to, and in the future may have to, delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.
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
We also have diligence obligations under the License Agreement, including: (a) developing one licensed product in at least two indications; (b) launching and commercializing one product in seven major markets, including with pricing approval if required for commercialization, within 12 months of receiving regulatory approval in the respective market; (c) securing within six months of the effective date of the exclusive license a contract research facility; and (d) initiating two Phase 2 clinical trials for a product within 12 months of the effective date of the exclusive license, taking into account any regulatory requirements from the FDA, EMA or other regulatory authorities, of which we satisfied upon the initiation of our MIRA and ARGO trials. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Due to the uncertainties and risks associated with these activities, we may not be successful in meeting these diligence obligations within the required timeframes, and may lose the ability to develop and commercialize SLK.
On May 12, 2023, we entered into an agreement with RCT and MHKDG, effective as of June 1, 2023, pursuant to which we were granted a royalty-bearing, nonexclusive, sublicensable right and license under RCT’s patents and know-how related to a manufacturing process using an underlying yeast strain, Pichia pastoris, to develop, manufacture, use, sell, offer for sale, and

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
We are developing therapies for patients with inflammatory skin and joint diseases with unmet needs. In particular, we are developing a portfolio of therapeutic indications for SLK, and are initially focused on the development of SLK in inflammatory diseases including HS, PsA, axSpA and PPP. In May 2022, we initiated our MIRA trial, and in June 2023, we announced positive top-line results from this trial. In May 2024, following positive end-of-Phase 2 interactions with the FDA and positive feedback from the EMA, we started enrollment in the Phase 3 VELA-1 and VELA-2 trials. In September 2025, we announced primary endpoint data from these trials. In November 2025, we were granted a Type B meeting with the FDA to discuss adequacy of the current clinical evidence package of SLK to support a BLA. In January 2026, we announced positive feedback from this interaction, confirming that we may establish substantial evidence of effectiveness without additional clinical trials in HS. In February 2026, we presented an interim analysis of the long-term data from the VELA trials, which will continue to week 52 followed by an open-label extension for up to two years. In December 2022, we initiated our ARGO trial, and in March 2024, we announced full 24-week data from the ARGO trial. In June 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies supporting our proposed approach for advancing to Phase 3 with the IZAR program. In November 2024, we announced the screening of the first patients in the IZAR-1 and IZAR-2 trials. In February 2026, we announced completion of enrollment for the IZAR-1 trial.
Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular indications may not lead to the development of any viable commercial product and may divert resources away from opportunities for other indications that later prove to have greater commercial potential or a greater likelihood of success. The primary endpoints for the Phase 2 trials for the therapeutic indications of HS and PsA were the therapeutic scores of the HiSCR and ACR, respectively. The primary endpoints of such trials were met and SLK demonstrated meaningful increases in such therapeutic scores. However, there is no guarantee that the results will be replicated in Phase 3 studies. For example, in the VELA-2 trial, a higher-than-expected placebo arm precluded the study from achieving statistical significance in the week 16 primary endpoint using composite strategy. In addition, although SLK achieved statistical significance for all primary and secondary endpoints in the VELA-1 trial, there is no guarantee that such results or results from other Phase 3 studies, like the IZAR-1 and IZAR-2 trials, will lead to market acceptance or commercial success of SLK, if approved. Even if SLK receives marketing approval, it may not achieve commercial success. If we do not accurately evaluate the commercial potential or target market for SLK, we may relinquish valuable rights to SLK through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. We may make incorrect determinations regarding the viability or market potential of SLK or misread trends in our industry.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
We are a holding company and have no material assets other than cash and our ownership of Class V shares in MoonLake AG and common shares in MoonLake AG. As such, we have no independent means of generating revenue or cash flow, besides interest income on cash held depository institutions, if any, and our ability to pay taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of MoonLake AG and its subsidiaries, and distributions we receive from MoonLake AG. There can be no assurance that MoonLake AG and its subsidiaries will generate sufficient profits and/or cash flow to distribute funds to us, or that applicable laws and contractual restrictions, including negative covenants in any debt agreements of MoonLake AG or its subsidiaries, will permit such distributions.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
The Loan and Security Agreement contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation.
Pursuant to the loan and security agreement (the “Loan and Security Agreement”) we entered in March 2025 with Hercules Capital Inc. and certain of its affiliates, we have pledged substantially all of our assets, subject to customary exceptions. Additionally, the Loan and Security Agreement contains certain affirmative and negative covenants that could prevent us from taking certain actions without the consent of our lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders. The Loan and Security Agreement also contains customary affirmative and negative covenants that, among other things, limit our ability, subject to certain exceptions, to incur indebtedness, grant liens, enter into a merger or consolidation, enter into transactions with affiliates, or sell all or a portion of our property, business or assets. The Loan and Security Agreement contains customary events of default. Upon the occurrence and continuation of an event of default, all amounts due under the Loan and Security Agreement become (in the case of an insolvency or bankruptcy event), or may become (in the case of all other events of default and at the option of Hercules Capital, Inc.), immediately due and payable. If an event of default under the Loan and Security Agreement should occur, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Loan and Security Agreement. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.
Risks Related to Product Development
We have never successfully completed the regulatory approval process for any of our product candidates and we may be unable to do so for any product candidates we acquire or develop.
We have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. If we are required to conduct additional preclinical studies or clinical trials of SLK beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of SLK or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
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
Our future success is substantially dependent on our ability to successfully develop SLK for future marketing approval, and then successful commercialization. We are investing a majority of our efforts and financial resources into the research and development of SLK. In HS, we expect to complete the one-year VELA-1 and VELA-2 trials in the second quarter of 2026, and the six-month VELA-TEEN trial in mid-2026. We expect to submit a BLA for treatment of adult and adolescent patients in the second half of 2026, based on our MIRA, VELA-1, VELA-2 and VELA-TEEN clinical trials, with a potential commercial launch in the United States in the second half of 2027. In PsA, we expect primary endpoint readouts from our IZAR-1, IZAR-2 and P-OLARIS clinical trials in mid-2026, second half of 2026 and end of 2026, respectively, and expect to seek regulatory approval after completion of these studies through submission of a supplemental BLA. In PPP, we presented positive results from our LEDA clinical trial in November 2025, and announced receipt of Fast Track designation by the FDA in February 2026. We expect to initiate a Phase 3 clinical trial in the third quarter of 2026. In axSpA, we announced positive

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
results from our S-OLARIS clinical trial in February 2026 and are currently evaluating the next steps to complete the clinical development of SLK in this indication.
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
Before obtaining marketing approval from regulatory authorities for commercialization of SLK, we must complete clinical trials to demonstrate the safety and efficacy of SLK in humans and in selected diseases. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure of one or more clinical trials can occur at any stage. The outcome of preclinical studies and prior clinical trials may not be predictive of the success of later clinical trials, and the outcome of preclinical studies and prior clinical trials for a product candidate for a particular indication may not be predictive

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
of the success of preclinical studies and clinical trials for the same product candidate for a different indication. In HS, we expect to complete the one-year VELA-1 and VELA-2 trials in the second quarter of 2026, and the six-month VELA-TEEN trial in mid-2026, but we may not observe positive results from such trials. We expect to submit a BLA for treatment of adult and adolescent patients in the second half of 2026, based on our MIRA, VELA-1, VELA-2 and VELA-TEEN clinical trials, with a potential commercial launch in the United States in the second half of 2027. In PsA, we expect primary endpoint readouts from our IZAR-1, IZAR-2 and P-OLARIS clinical trials in mid-2026, second half of 2026 and end of 2026, respectively, and to seek regulatory approval after completion of these studies through submission of a supplemental BLA. In PPP, we presented positive results from our LEDA clinical trial in November 2025 and announced receipt of Fast Track designation by the FDA in February 2026. We expect to initiate a Phase 3 clinical trial in the third quarter of 2026, which may not yield a favorable outcome. In axSpA, we announced positive results from our S-OLARIS clinical trial in February 2026 and are currently evaluating the next steps to complete the clinical development of SLK in this indication. Unexpectedly favorable results of comparator arms in any trial could lead to unfavorable comparisons to SLK. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
In particular, pharmaceutical companies that develop and/or market products for the indications we are pursuing, including HS and PsA, are likely to represent substantial competition. These include companies developing and/or marketing IL-17A inhibitors (such as Novartis AG, Eli Lilly and Co, Zura Bio Ltd and LEO Pharma), IL-23 inhibitors (such as AbbVie, Janssen, Sun Pharmaceutical and Almirall), IL-12/23 inhibitors (including Janssen), TNF alpha inhibitors (such as AbbVie, Pfizer, Janssen and UCB), TYK2 inhibitors (such as Bristol Myers Squibb), JAK inhibitors (such as AbbVie, Incyte and Pfizer), IL1a/IL1b inhibitors (such as Abbvie and Avalo Therapeutics), OX40L inhibitors (such as Sanofi), and IRAK4 degraders (such as Kymera Therapeutics Inc). It also includes UCB as the development and commercializing company for bimekizumab, the only other IL-17A and IL-17F inhibitor beyond SLK that has received approval or is in late-stage clinical development of which we are aware. Other IL-17A and IL-17F inhibitors are in earlier development stages, including molecules being developed by Protagonist Therapeutics, Inc., Oruka Therapeutics, Inc. and Scinai Immunotherapeutics Ltd. While SLK represents a novel mechanism of action, all of the above mechanisms are also of potential therapeutic use in one or more other indications that we are or may be pursuing. If SLK does not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
As a result of global economic conditions, including new or increased tariffs imposed by the U.S. government and potential retaliatory measures by foreign governments and other barriers to trade, especially in light of recent executive orders made by the presidential administration, trade and other international disputes, inflation and fluctuating interest rates, slower growth or recession, tighter credit, volatility in financial markets, high unemployment, labor availability constraints, public health crises, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics, particularly in the pharmaceutical and biotech areas, political and military conflict, including the conflicts between Russia and Ukraine and in the Middle East, we may in the future experience disruptions that could seriously harm our business. In addition, in September 2025, the United States announced the imposition of up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions. There remains substantial uncertainty as to when such tariffs may go into effect and whether such tariffs would apply to the importation of active pharmaceutical ingredients or bulk drug products that are intended for use in clinical trials and, more generally, about the duration of existing tariffs, tariff levels, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. Other potential disruptions include but are not limited to: delays or difficulties in enrolling patients in, initiating or expanding our clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff; increased rates of patients withdrawing from our clinical trials following enrollment as a result of certain health conditions or being forced to quarantine; interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed; recommendations by federal, state or local governments, employers and others or interruptions of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical trial endpoints; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors; interruption or delays in the operations of the FDA, EMA, and comparable foreign regulatory authorities including delays in receiving approval from local regulatory authorities to initiate our planned clinical trials; interruption of, or delays in receiving, supplies of SLK from our CMOs due to staffing shortages, raw materials shortages, production slowdowns or stoppages and disruptions in delivery systems; and limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions.
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
The process of obtaining regulatory approvals in the United States, the EU, and other jurisdictions is complex, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize SLK in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize SLK outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of SLK, we must demonstrate through complex and expensive preclinical studies and clinical trials that SLK is both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Further, SLK may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA, EMA, and comparable foreign regulatory authorities have discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. SLK could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA, EMA, or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA, EMA, or comparable foreign regulatory authorities that SLK is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to SLK; we may be unable to demonstrate that SLK’s clinical and other benefits outweigh its safety risks; the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of SLK may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA, EMA, or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of SLK; the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. Thus, the approval requirements for SLK are likely to vary by jurisdiction such that success in one jurisdiction is not necessarily predictive of success elsewhere. Further, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, which may impact our clinical development plans or prevent or delay approval of our product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.
Of the large number of drugs in development, only a small percentage successfully complete the FDA, EMA, or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. For example, there can be no assurance that the FDA will implement or continue the plan it announced in December 2025 to change its default evidentiary requirement from two clinical trials to one clinical trial for new drug approvals. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or manufacturing of our product candidates, which could have a material adverse effect on our business.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. See the section titled “Business — Government Regulation” for a more detailed description of the laws that may affect our ability to operate.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
our product candidates. The implementation of any price controls, caps on prescription drugs or price transparency requirements could adversely affect our business, operating results and financial condition.
Pharmaceutical and biological product marketing is subject to substantial regulation in the United States and EU, and any failure by us or our future commercial and collaborative partners to comply with applicable statutes or regulations can adversely affect our business.
Any marketing activities associated with our product candidates, if approved for commercialization, will be subject to numerous federal, state and equivalent foreign laws governing the marketing and promotion of pharmaceutical and biological products. The FDA and EMA regulate post-approval promotional labeling and advertising in the United States and EU, respectively, to ensure that they conform to statutory and regulatory requirements. In addition to FDA and EMA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. Similarly, many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payor. In addition, government authorities may also seek to hold us responsible for any failure of our future commercialization or collaborative partners to comply with applicable statutes or regulations. If we, or our commercial or collaborative partners, fail to comply with applicable FDA or EMA regulations or other laws or regulations relating to the marketing of our product candidates, if approved for commercialization, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions and exclusion of our product candidates from reimbursement under government programs, as well as other regulatory or investigatory actions against our future product candidates, our commercial or collaborative partners or us.
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
We are subject to laws and regulations related to, among other things, privacy, data protection, information security and consumer protection across different markets where we conduct our business. Such laws and regulations are constantly evolving and changing and are likely to remain uncertain for the foreseeable future. Our actual or perceived failure to comply with such obligations could have an adverse effect on our business, operating results and financial operations. Complying with these numerous, complex, and often changing regulations is expensive and difficult, and failure to comply with any data protection, privacy laws or data security laws or any security incident or breach involving the potential or actual misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our collaborators or another third-party, could adversely affect our business, financial condition, and results of operations, including but not limited to investigation costs, material fines and penalties, compensatory, special, punitive, and statutory damages, litigation, consent orders regarding our privacy and security practices, requirements that we provide notices, credit monitoring services, and/or credit restoration services or other relevant services to impacted individuals, adverse actions against our licenses to do business, reputational damage and injunctive relief.
The collection and use of personal health data and other personal data in the EU is governed by the provisions of the GDPR, which became applicable in May 2018, and related data protection laws in individual EU member states. The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collecting, analyzing and

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
The GDPR also imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the EU Commission to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the SCCs, as updated in 2021. In this respect, when relying on SCCs, the data exporters are required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of personal data from the EEA to the United States, on July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to United States companies participating in the framework. With regard to the transfer of data from the EU to the United Kingdom, on June 28, 2021, the EC adopted two adequacy decisions for the UK – one under the GDPR and the other for the Law Enforcement Directive. Personal data may now freely flow between the EEA and the UK since the UK is deemed to have an adequate data protection level for purposes of the EU regime. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
engaging processors. Breaches of or non-compliance with applicable data protection regulations and professional secrecy obligations could result in fines, or, under certain circumstances, criminal sanctions.
The collection and use of personal health data and other personal data in the US is governed by various federal and state laws, including comprehensive state privacy laws (including CCPA), data breach notification laws, health privacy laws (such as HIPAA and state health privacy laws), federal and state consumer protection laws, and Section 5 of the FTC Act. Failure to comply with these laws can result in fines (including statutory damages for certain privacy laws), third-party liabilities, regulatory inquiries and enforcement, legal fees, and legal claims.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
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
The rules governing U.S. federal, state and local income taxation are constantly under review and modification by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws, including those with potential retroactive application, could adversely affect us or our shareholders. We regularly assess the potential impact of various tax reform proposals and modifications to existing tax treaties in jurisdictions where we have operations to understand their potential effect on our business and any assumptions we have made about our future taxable income. However, we cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our financial conditions or our shareholders, if they were to be enacted.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (“IT”) systems or those of third parties upon whom we rely. IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters (such as a tornado, an earthquake, or a fire). Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses, and similar disruptive problems. The techniques used by criminal elements to attack computer systems are increasingly sophisticated, change frequently, and may originate from less regulated and remote areas of the world. In addition, the use of artificial intelligence by cybercriminals may increase the frequency and severity of cybersecurity attacks, including against us or the third parties on which we rely. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If the IT systems are compromised, we could be subject to fines, damages, litigation, and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. Despite precautionary measures designed to prevent unanticipated problems that could affect the IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business. In addition, the failure of our systems, maintenance problems, upgrading or transitioning to new platforms, or a cybersecurity incident could result in delays and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs and strategic partners, to conduct and support our preclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations, even if responsibilities have been outlined in agreements with external partners, such as CROs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to SLK. These third

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
Also, we may be unable to obtain patents covering SLK that contain one or more claims that satisfy the requirements for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If SLK is approved and a patent covering SLK is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application filed with the FDA to obtain permission to sell a generic version of SLK.
Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect SLK.
Changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the maintenance, enforcement or defense of our owned and in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Also, under the Leahy-Smith Act, the United States transitioned from a first-to-invent to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. Foreign counterparts to this law are also not uniform, and there is no worldwide policy governing the subject matter and scope of claims granted in a pharmaceutical or biotechnology patent. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
Because the intellectual property landscape in the biotechnology industry is rapidly evolving and is interdisciplinary, it is difficult to conclusively assess our freedom to operate without infringing on or violating third-party rights. If a third-party successfully brings a claim against us, we may be required to pay substantial damages, be forced to abandon SLK and/or seek a license from the patent holder. In addition, any intellectual property claims (e.g. patent infringement or trade secret theft) brought against us, whether or not successful, may cause us to incur significant legal expenses and divert the attention of our management and key personnel from other business concerns. We cannot be certain that patents owned or licensed by us will not be challenged by others in the course of litigation. Some of our competitors may be able to absorb the costs of complex intellectual property litigation more effectively than we can. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds and on the market price of our Class A Ordinary Shares.
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
Further, we may be required to protect our patents through procedures created to challenge the validity of a patent at the USPTO. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.
The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third-party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The factors that may limit any potential competitive advantage provided by our intellectual property rights include:
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. Such class action lawsuits have been initiated against us, and we may become subject to additional securities class action lawsuits in the future. Additional information on such class action lawsuits is discussed in Item 3 “Legal Proceedings”. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operation.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
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
As of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant portion of our outstanding voting common stock. These shareholders, acting together, may be able to impact matters requiring shareholder approval. They may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our shareholders. The interests of this group of shareholders may not always coincide with your interests or the interests of other shareholders and they may act in a manner that advances their best interests and not necessarily those of other shareholders, including seeking a premium value for their shares, and might affect the prevailing market price for our Class A Ordinary Shares.
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our Memorandum and Articles of Association (the “Memorandum”) and Cayman Islands Law may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a shareholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our members.
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
•requiring a special resolution to amend the Memorandum; and
•limit the jurisdictions in which certain shareholder litigation may be brought.
These anti-takeover provisions could make it more difficult for a third-party to acquire our Company, even if the third-party’s offer may be considered beneficial by many of our shareholders. As a result, our shareholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
Our indemnification obligations to our officers and directors may result in a significant cost to us and hurt the interests of our shareholders.
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. The Memorandum provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We have entered into indemnification agreements with each of our directors and executive officers that obligate us to indemnify, hold harmless, exonerate, and to advance

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
expenses as incurred, to the fullest extent permitted under applicable law, from damage arising from the fact that such person is or was an officer or director of our Company or its subsidiaries.
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
There is no assurance that we will not incur debt or issue equity ranking senior to the Class A Ordinary Shares. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of Class A Ordinary Shares. Separately, additional financing may not be available on favorable terms, or at all. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of Class A Ordinary Shares and be dilutive to existing shareholders.

General Risk Factors
We may become a foreign private issuer within the meaning of the rules under the Exchange Act, and as such we would be exempt from certain provisions applicable to U.S. domestic public companies.
We may become a “foreign private issuer” as defined in Rule 3b-4 promulgated under the Exchange Act. If we do become a foreign private issuer, we would be exempt from certain rules and regulations in the United States that are applicable to U.S. domestic issuers, including:
•the rules under the Exchange Act requiring the filing with the SEC of quarterly reports on Form 10-Q or current report on Form 8-K;
•the section of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act;
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
In addition, if we become a foreign private issuer whose securities are listed on Nasdaq, we would be permitted to, and may elect to, follow certain home country corporate governance practices in lieu of the requirements of the Nasdaq Rules pursuant

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART I
to Nasdaq Rule 5615(a)(3). Certain corporate governance practices in the Cayman Islands, which is our home country, may differ significantly from the Nasdaq corporate governance listing standards applicable to U.S. domestic issuers and may afford our shareholders less protection than they otherwise would enjoy under the Nasdaq corporate governance listing standards applicable to U.S. domestic issuers. We would be required to disclose any significant ways in which our corporate governance practices differ from those followed by U.S. domestic issuers under Nasdaq corporate governance listing standards in an annual report on Form 20-F filed with the SEC or on our website.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a dedicated information technology team, which is led by our Associate Vice President of IT, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we perform daily vulnerability scans on our endpoints; we have a dedicated security operations center (“SOC”), which is run by a third-party; and we conduct data recovery testing, security audits, and ongoing risk assessments, including due diligence on our key vendors, CROs, and other contractors and suppliers. We also conduct regular employee trainings on cyber and information security, among other topics. In addition, we consult with outside advisors and experts, including our SOC, on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment. Recently, we implemented a Data Loss Prevention (“DLP”) solution designed to identify, monitor, and protect sensitive information from unauthorized access, transfer, or exfiltration. Our DLP controls provide real time detection and alerting for anomalous data movement, enforce policies governing the use and sharing of confidential and personal information, and help confirm that data remains protected across endpoints, cloud applications, email, and other communication channels. These capabilities, combined with ongoing monitoring and periodic policy reviews, are designed to mitigate risks associated with data leakage, insider threats, and accidental or malicious misuse of sensitive information.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEARLY ENDED DECEMBER 31, 2025
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

Item 2. Properties
Our corporate headquarters are located in Zug, Switzerland, where we occupy approximately 4,000 square feet of office space under two open-ended office lease agreements. We use this facility for administrative purposes. In addition, we have facilities in Cambridge, UK, where we occupy approximately 6,000 square feet of office space under a 3-year term agreement set to expire in October 2026. This facility serves as working space primarily for our research and development teams. Lastly, we have facilities in Porto, Portugal, where we occupy approximately 3,900 square feet of office space under a 3-year initial term agreement set to expire in October 2026, with two extendable periods of 3 years each, the first of which we expect to exercise through October 2029, and approximately 2,000 square feet of office space under a 2-year initial term agreement set to expire in October 2026, with two extendable periods of 3 years each, the first of which we expect to exercise through October 2029. These facilities serve as working space for our general and administrative teams. We believe that our facilities are sufficient to meet our current needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

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
On October 15, 2025, a lawsuit captioned Bridgewood v. MoonLake Immunotherapeutics, et al., Case No. 1:25-cv-8500 (the “Bridgewood Action”) was filed in the United States District Court for the Southern District of New York, naming the Company, its Chief Executive Officer, and its Chief Financial Officer as defendants. The Bridgewood Action was purportedly brought on behalf of a class of all investors who purchased or otherwise acquired the Company’s common stock between March 10, 2024, through September 29, 2025 (the “Class Period”). The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), based on allegedly false or misleading statements related to the clinical benefits and prospects of SLK. The lawsuit sought unspecified damages and other relief. On October 22, 2025, the plaintiff voluntarily dismissed without prejudice the Bridgewood Action.
On October 17, 2025, a second putative class action captioned Peters v. MoonLake Immunotherapeutics, et al., Case No. 1:25-cv-8612 (the “Peters Action” and, together with the Bridgewood Action, the “Class Actions”) was filed in the United States District Court for the Southern District of New York (the “Court”). The Peters Action names the same defendants, contains identical allegations of alleged violations of the Exchange Act, covers the same Class Period, and seeks the same relief as the Bridgewood Action. On January 6, 2026, the Court appointed lead plaintiff and lead counsel.
The defendants deny the allegations of wrongdoing in the Class Actions and intend to vigorously defend against the claims. The Company is unable to predict the ultimate outcome of the Peters Action and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from the lawsuit.

Item 4. Mine Safety Disclosures
Not applicable.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Ordinary Shares are currently listed on the Nasdaq Capital Market (“Nasdaq”) and trade under the symbol “MLTX”.
Holders
As of February 1, 2026, there were seven holders of record of our Class A Ordinary Shares.
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
The graph below compares the cumulative total shareholder return of $100 (and the reinvestment of any dividends thereafter) on April 6, 2022 (the first day our shares traded on Nasdaq following our consummation of the Business Combination in (i) our Class A Ordinary Shares, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The share price performance reflected in the graph below is not necessarily indicative of future performance.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II

Comparison of cumulative total return from April 6, 2022*,**

Among MoonLake Immunotherapeutics, the NASDAQ Composite Index and the NASDAQ Biotechnology Index

MoonLake Immunotherapeutics
Nasdaq Composite Index
Nasdaq Biotechnology Index
500
450
400
350
300
250
200
150
100
50
$ 0
04/22
07/22
10/22
01/23
04/23
07/23
10/23
01/24
04/24
07/24
10/24
01/25
04/25
07/25
10/25
01/26
$100
$43
$63
$86
$175
$416
$465
$493
$410
$359
$412
$442
$319
$385
$59
$108
$79
$76
$75
$88
$99
$95
$108
$118
$128
$131
$139
$125
$147
$163
$167
$88
$89
$99
$97
$96
$93
$103
$104
$107
$112
$101
$100
$99
$115
$134

*April 6, 2022, represents the first day that our shares traded on Nasdaq following our consummation of the Business Combination (as defined in Item 1 – Our Corporate Information)

** The comparisons in the graph are based on historical data and are not indicative of, or intended to forecast, future performance of our ordinary shares.

Item 6. Reserved

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
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
A discussion regarding our results of operations for the year ended December 31, 2024 compared to December 31, 2023 can be found under Part II - Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025.

Overview
We are a clinical stage biotechnology company advancing therapies to address significant unmet needs in inflammatory skin and joint diseases. We are currently a single asset company focused on the development of Sonelokimab (“SLK”), a novel tri-specific IL-17A and IL-17F inhibiting Nanobody, that we exclusively licensed from Merck Healthcare KGaA, Darmstadt, Germany, an affiliate of Merck KGaA, Darmstadt, Germany (“MHKDG”) and that has the potential, based on response levels seen in clinical trials, to drive disease modification in dermatology and rheumatology patients.
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
HS Trials and Plans for Commercial Launch
In May 2022, we initiated a Phase 2b trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in June 2023, we announced positive top-line results from this trial, which met its primary endpoint of Hidradenitis Suppurativa Clinical Response (“HiSCR”) 75 with 43% of patients treated with SLK 120mg achieving such response at week 12. In October 2023, we announced positive 24-week top-line results showing that the maintenance treatment with SLK led to further improvements in HiSCR75 response rates and other clinically relevant outcomes in patients with moderate-to-severe HS. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the U.S. Food and Drug Administration (“FDA”), as well as positive feedback from our interactions with the E.U. European Medicines Agency (“EMA”), with both regulatory bodies supporting our proposed

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II
approach for advancing our Phase 3 program of SLK in HS. In May 2024, we announced the screening of the first patients in the Phase 3 VELA-1 (M1095-HS-301) and VELA-2 trials (M1095-HS-302). In April 2025, we announced completion of enrollment of the VELA program and presented baseline characteristics of enrolled patients. In September 2025, we announced primary endpoint data from the VELA-1 and VELA-2 clinical trials. In the combined VELA program, patients treated with SLK experienced a clinically meaningful and statistically significant improvement across all primary and key secondary endpoints using both pre-specified strategies (p<0.001). In VELA-1, SLK achieved statistical significance for all primary and key secondary endpoints using both pre-specified strategies (HiSCR75, delta to placebo of 17%, p<0.001). 34% of patients treated with SLK 120mg achieved a HiSCR75 response at the week 16 primary endpoint. In VELA-2, response rates associated with SLK were similar to those observed in VELA-1 (HiSCR75 response of 34%), but a higher-than-expected placebo arm precluded the study from achieving statistical significance in the week 16 primary endpoint using the composite strategy (HiSCR75, delta to placebo of 9%, p=0.053). Impact on HS lesions, including draining tunnels, was matched by improvements in all key Patient Reported Outcomes (“PROs”), such as quality-of-life and pain scores, that are meaningful for HS patients and their treating physicians. The safety profile of SLK was consistent with previously reported studies with no new safety signals observed. This included the absence of new signals in key events of interest with IL-17A and F therapies such as Suicidal Ideation and Behavior, hepatic events, Inflammatory Bowel Disease (“IBD”) and non-infectious diarrhea, Major Adverse Cardiovascular Events (“MACE”), and Eczema and Dermatitis. In February 2026, we presented an interim analysis of the long-term data from the VELA trials, which indicated that monthly maintenance treatment with SLK can lead to further improvements in clinically relevant outcomes in patients with moderate-to-severe HS, including an as-observed HiSCR75 response rate of 69% in VELA-1 (n=104) and 67% in VELA 2 (n=123) after 52 weeks of treatment with SLK 120mg. The VELA trials are expected to continue to week 52, followed by an open-label extension for up to two years (the VELA-OLE trial (M1095-HS-303)). We expect the full one-year data of VELA-1 and VELA-2 to become available in the second quarter of 2026. In parallel, we are conducting a Phase 3 trial of SLK in adolescent patients with HS (the VELA-TEEN trial (M1095-HS-304)), which we initiated in January 2025. In February 2026, we presented an interim analysis of the VELA-TEEN clinical trial which showed that 67% of patients achieved a HiSCR75 response at week 16 (n=21). We expect to complete the VELA-TEEN clinical trial in mid-2026.
In November 2025, we were granted a Type B meeting with the FDA to discuss adequacy of the current clinical evidence package of SLK in HS to support a Biologics License Application (“BLA”) and in January 2026, we announced positive feedback from this interaction, confirming that we may establish substantial evidence of effectiveness (“SEE”) without additional clinical trials in HS. The FDA specifically advised to include the results of the MIRA trial together with the results of the VELA trials in the submission to establish SEE. Based on the positive feedback, we expect to submit a BLA for SLK in adult and adolescent HS in the second half of 2026. Subject to FDA approval, we expect a first commercial launch in the United States in the second half of 2027.
PsA Trials
In December 2022, we initiated a Phase 2b trial in patients with active PsA (the ARGO trial (M1095-PSA-201)), and in November 2023, we announced positive top-line results from this trial, which met its primary endpoint of American College of Rheumatology (“ACR”) 50 with 46% of patients on 60mg SLK achieving such response at week 12. In March 2024, we announced positive 24-week data from the ARGO trial in PsA showing that continued treatment with SLK led to significant improvements across all key outcomes. In June 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the FDA, as well as positive feedback from our interactions with the EMA, with both regulatory bodies supporting our proposed approach for advancing our Phase 3 program of SLK in PsA. In November 2024, we announced the screening of the first patients in the IZAR-1 trial (M1095-PSA-301) and IZAR-2 trial (M1095-PSA-302). In February 2026, we announced completion of enrollment for the IZAR-1 trial. We expect a readout of the primary and key secondary endpoints of the IZAR-1 clinical trial in mid-2026 and of the IZAR-2 clinical trial in the second half of 2026. In addition, in January 2025, we initiated another Phase 2 clinical trial of SLK in patients with PsA where we are applying novel imaging techniques (the P-OLARIS trial (M1095-snSpA-202)). We expect results of the P-OLARIS trial to become available at the end of 2026.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II

PPP Trials
In November 2024, we initiated a Phase 2 trial in patients with PPP (the LEDA trial (M1095-PPP-201)) and in November 2025, we presented positive results of this trial, suggesting that SLK could provide clinically meaningful improvements in patients with PPP. Patients treated with SLK achieved a mean percent change from baseline in the Palmoplantar Pustular Psoriasis Area and Severity Index (“PPPASI”) of 64% at week 16, and 39% of patients achieved a ≥75% reduction in the PPPASI (“PPPASI75”). In February 2026, we announced that we received Fast Track designation from the FDA for SLK in moderate-to-severe PPP. We expect to commence a Phase 3 clinical trial in PPP in the third quarter of 2026.
axSpA Trials
In February 2025, we initiated a Phase 2 trial in patients with axSpA (the S-OLARIS trial (M1095-axSpA-202)) and in February 2026, we presented positive results of this trial, suggesting that SLK could provide clinically meaningful improvements in patients with axSpA. Of the patients (n=26) treated with SLK, 81% achieved an Assessment of Spondyloarthritis International Society 40 (“ASAS40”) response at week 12, showing at least 40% improvement and an absolute improvement of ≥2 units on a numerical rating scale (0 to 10) from baseline in at least three of the four key domains (Patient Global Assessment (“PGA”) of disease activity, total back pain, physical function, inflammation). More than 80% of patients have achieved a “clinically important improvement” as per ASDAS-CRP score by week 12, confirming the strong result in this clinically relevant endpoint.
PET and MRI imaging data collected as part of the clinical trial confirm a significant reduction in inflammation in the deep tissue of the spine and sacroiliac joint affected by axSpA in a pooled analysis comparing baseline to week 12. Additional objective biomarker and tissue analyses conducted as part of the clinical trial reinforce rapid and sustained effect of the treatment with SLK in axSpA patients. The safety profile of SLK in the S-OLARIS trial was consistent with previous trials with no new safety signals detected.
Additional Trials for Other Indications
SLK was also studied in a Phase 2b trial in PsO patients where it showed a significant improvement in the primary end point as compared with placebo and for which results were presented in peer-reviewed scientific publications and conferences. In addition, Phase 1 single ascending and multiple ascending dosing trials were previously completed.
Financial summary
We do not have any product candidates approved for commercial sale, and we have not generated any revenue from product sales. Our ability to generate revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of SLK in one or more indications, which we expect to take a number of years. We expect to continue to incur substantial expenses and operating losses for at least the next two years as we continue the development of SLK and prepare for commercial launches. We expect that operating losses will fluctuate notably from year to year depending on the timing of our planned clinical development programs, efforts to achieve regulatory approval, and planned marketing and sales expenditures leading up to a commercial launch.
As of December 31, 2025, we had $334.5 million in cash and cash equivalents. Based on our current operating plans and the Loan and Security Agreement (as defined below), we believe that our existing cash, cash equivalents and short-term marketable securities, together amounting to $394.0 million, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
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
The successful development of SLK is highly uncertain. We expect to incur considerable research and development expenses for the foreseeable future as we continue the development and manufacturing partnerships for SLK, conduct research activities and potentially expand our pipeline by pursuing additional indications for SLK or including new product candidates in our portfolio. We cannot determine with certainty the timing of initiation, the duration, or the completion costs of current or future research studies and clinical trials of SLK due to the inherently unpredictable nature of research activities and clinical development. Clinical development timelines, the probability of success and the development costs can differ materially from expectations. We anticipate that we will make determinations as to which indications to pursue and how much funding to direct to each indication on an ongoing basis in response to the results of ongoing and future research studies and clinical trials, regulatory developments, and our ongoing assessments as to each indication’s commercial potential.
Any changes in the outcome of any of these variables with respect to the development of SLK could mean a notable change in the costs and timing associated with its development. We may never succeed in achieving regulatory approval for SLK. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II
clinical trials or focus on other product candidates. For example, if the FDA, the EMA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience delays in enrollment in any of our planned clinical trials, we could be required to expend additional financial resources and time on the completion of SLK’s clinical development.
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
These factors include:
•Completing the development of SLK in our current focus indications, HS, PsA, axSpA and PPP — We expect to incur considerable research and development expenses, and G&A expenses as we: (i) conduct clinical trials for SLK including the ongoing Phase 3 clinical trials in HS, PsA and adolescent HS, the ongoing Phase 2 clinical trial in PsA, and potential future Phase 3 clinical trials in PPP and axSpA; (ii) attract, hire and retain additional clinical, scientific, quality control, and administrative personnel; and (iii) add clinical, operational, financial and management information systems and personnel.
•Strengthening the differentiation elements for future SLK patients — In parallel with our clinical trials, we expect to incur additional research expenditures as we conduct non-clinical research to continue refining our understanding of SLK/Nanobody biology and the potential impact in our selected therapeutic indications.
•Preparing for commercialization of SLK — We have started preparing the BLA to seek approval of SLK in the United States in HS and adolescent HS. We expect to incur research and development expense, and G&A expenses in this process, as we make milestone and commercial payments under the In-License Agreement, dated April 29, 2021, by and between MoonLake AG and MHKDG (the "In-License Agreement") (based on regulatory filing acceptances, first commercial sales, and aggregate annual net sales) and as we establish a sales, marketing and distribution infrastructure to commercialize SLK including establishing a presence in the United States. We expect to submit the BLA in the second half of 2026 after completion of the VELA program, and, subject to FDA approval, we expect a commercial launch in the United States in the second half of 2027.
•Building our manufacturing capabilities — We do not own or operate manufacturing facilities, and currently have no plans to establish any. We partner with third-party CMOs for both drug substance and finished drug product. We obtain our supplies from these manufacturers based on purchase orders. Therefore, we expect to incur research and development costs for the purchase of our supplies on an as needed basis to conduct our clinical trials. We have executed technology transfers for drug substance and drug product to commercial scale CMOs, and we have successfully manufactured Process Performance Qualification batches, but we may pursue additional technology transfers and process improvements. This is designed to allow us to scale up while SLK is in clinical development and advance potential commercial requirements. The improvement of our manufacturing capabilities will be important in driving efficiency, maintaining high standards of quality control, and ensuring that investigators, physicians, and patients have adequate access to our product candidates, if approved. We began stock-piling drug substance as pre-launch inventory during the third quarter of 2025 and expect to continue doing so in 2026.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II
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
•Granting share-based compensation awards and vesting of existing plans — We expect to continue to grant awards to selected employees, directors and non-employees pursuant to the MoonLake Immunotherapeutics 2022 Equity Incentive Plan. Further, we expect to continue to incur share-based compensation charges in connection with the above-mentioned plan and the vesting of awards made under MoonLake AG’s Employee Share Participation Plan.
We also expect to incur additional IT, legal, accounting, leasing, and other expenses as we continue to grow our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.
We expect our existing cash and cash equivalents to be sufficient to advance the development of SLK in multiple indications, including the above-mentioned clinical trials in HS, PsA, adolescent HS, PPP and axSpA, and to submit a BLA for SLK. Clinical development involves a lengthy and expensive process with uncertain outcomes and is subject to risks described in Item 1A. Risk Factors, including that our non-clinical studies or clinical trials may not be conducted as planned or completed on schedule and may not satisfy the requirements of the FDA, EMA, or other comparable foreign regulatory authorities. If we are required to conduct additional preclinical studies or clinical trials of SLK beyond those that we currently contemplate, if we are delayed or unable to successfully complete clinical trials of SLK or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may require additional funding. Moreover, we will require additional capital to commercialize SLK and to discover, develop, obtain regulatory approval and commercialize any future product candidates, as applicable. We expect to finance future cash needs through public or private equity, additional debt, or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like us, and broader macroeconomic factors may preclude us from successfully raising additional capital.
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
Gains or losses from foreign currency transactions are included in the consolidated statements of operations and comprehensive loss in “Other income, net”. We recognized a net foreign currency transaction gain of $599 thousand for the year ended December 31, 2025, a net foreign currency transaction loss of $42 thousand for the year ended December 31, 2024, and a net foreign currency transaction gain of $151 thousand for the year ended December 31, 2023.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II
Results of Operations
Comparison of the years ended December 31, 2025 and 2024

(in thousands, except percentages)	Year Ended December 31, 2025	Year Ended December 31, 2024	Change	Change %
Operating expenses
Research and development	$(202,862)	$(112,771)	$(90,091)	79.9%
General and administrative	(41,972)	(30,320)	(11,652)	38.4%
Total operating expenses	(244,834)	(143,091)	(101,743)	71.1%
Operating loss	(244,834)	(143,091)	(101,743)	71.1%

Interest expense	(7,248)	—	(7,248)	100.0%
Other income, net	22,372	22,129	243	1.1%
Loss before income tax	(229,710)	(120,962)	(108,748)	89.9%

Income tax expense	(611)	(282)	(329)	116.4%
Net loss	(230,321)	(121,244)	(109,077)	90.0%

Net unrealized gain (loss) on marketable securities and short-term investments	(5,123)	2,686	(7,809)	(290.7)%
Actuarial gain (loss) on employee benefit plans	641	(87)	728	(836.8)%
Other comprehensive income (loss)	(4,482)	2,599	(7,081)	(272.5)%
Comprehensive loss	$(234,803)	$(118,645)	$(116,158)	97.9%

Research and Development
Research and development expenses were $202.9 million for the year ended December 31, 2025, compared to $112.8 million for the year ended December 31, 2024. The increase of $90.1 million, or 79.9%, is primarily related to an increase of $54.5 million in expenses pertaining to clinical development trials with CROs, including the Phase 3 VELA program in HS and the Phase 3 IZAR program in PsA, as well as the additional trials in adolescent HS (the VELA-TEEN trial), PPP (the LEDA trial), axSpA (the S-OLARIS trial) and PsA (the P-OLARIS trial), an increase of $21.6 million in manufacturing, supply and logistics expenses through CMOs, which is primarily related to the production of stockpiled pre-launch inventory, and increases of $5.5 million and $4.7 million in personnel-related costs and consulting expenses, respectively, to support our research and development efforts.
General and Administrative
General and administrative expenses were $42.0 million for the year ended December 31, 2025, compared to $30.3 million for the year ended December 31, 2024. The increase of $11.7 million, or 38.4%, is primarily related to an increase of $7.0 million in personnel-related costs, an increase of $3.2 million in expenses for advisory and professional services, both to support organizational growth, an increase of $1.4 million in legal expenses to support the Loan and

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II
Security Agreement, and an increase of $0.7 million in market research expenses. These increases were partially offset by a decrease of $0.7 million for insurance expenses.
Interest Expense
Interest expense was $7.2 million for the year ended December 31, 2025, compared to $nil for the year ended December 31, 2024. The interest expense during the current period is related to recognized interest on the Loan and Security Agreement.
Other Income, Net
Other income, net was $22.4 million for year ended December 31, 2025, compared to $22.1 million for the year ended December 31, 2024. The increase of $0.2 million, or 1.1%, is primarily related to an increase of $0.6 million in net currency gains, partially offset by a decrease of $0.5 million in realized interest on cash held in banks and cash investments in short-term marketable debt securities.
Income Tax Expense
Income tax expense was $0.6 million for the year ended December 31, 2025, compared to $0.3 million for the year ended December 31, 2024. The expense for each period is related to corporate income tax of our subsidiaries in the United Kingdom and Portugal.
Other Comprehensive Income (Loss)
Other comprehensive loss was $4.5 million for the year ended December 31, 2025, compared to other comprehensive income of $2.6 million for the year ended December 31, 2024. The decrease in other comprehensive income of $7.1 million, or (272.5)%, is primarily related to the reclassification of unrealized gains from investments in short-term marketable debt securities recorded in accumulated other comprehensive income to other income, net during the year ended December 31, 2025.

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
For the year ended December 31, 2025, we incurred a loss of $230.3 million, which includes non-cash items such as share-based compensation expense of $12.9 million, and cash outflow from operations of $196.0 million. As of December 31, 2025, we had a total of $394.0 million in cash, cash equivalents and short-term marketable securities. Based on our current operating plans and the Loan and Security Agreement, we believe our available cash, cash

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II
equivalents, and short-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027.
We expect to incur notable expenses and operating losses for at least the next two years, assuming we continue the clinical development of, and seek regulatory approval for, our product candidate under an in-licensing agreement. It is expected that operating losses will fluctuate significantly from year to year due to the timing of clinical development programs, efforts to achieve regulatory approval, and sales and marketing efforts. We may require additional funding to bring our product candidate to market and support our continuing operations. In addition, with a change in the presidential administration in 2025, there has been an economic policy shift towards increasing tariffs, which in turn has led and could lead to further retaliatory tariffs. These may have the potential to impact expenses as well as our ability to, if ever, generate revenue or maintain profitability. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include income from collaborations, strategic partnerships, or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to fund our operating expense requirements. Refer to “Risk Factors—Risks Related to Our Limited Operating History, Business, Financial Condition, and Results of Operations” in this Annual Report on Form 10-K for further details related to the risk of raising additional capital to fund our operations.
Term Loan Facility
In March 2025, we entered into a loan and security agreement (the “Loan and Security Agreement”) with Hercules Capital, Inc. (“Hercules”) and certain of its affiliates (collectively with Hercules, the “Lenders”) for an aggregate principal amount of $500.0 million, of which $300.0 million was fully committed subject to achievement of milestones (the “Credit Facility”). An initial tranche of $75.0 million (the “Tranche 1 Loan”) was funded under the Loan and Security Agreement on March 31, 2025. In addition to the Tranche 1 Loan, the Credit Facility provides for additional tranches as follows:
a.Subject to our announcement that the VELA-1 and VELA-2 Phase 3 studies of SLK in adult patients with moderate to severe hidradenitis suppurativa each achieved their protocol-specified primary endpoint with SLK having demonstrated an acceptable safety profile (the “Tranche 2 Milestone”), a second tranche with additional term loans in an aggregate principal amount of up to $125.0 million, available on the Tranche 2 Milestone achievement date through the earlier of (i) 30 days following such date and (ii) December 31, 2025,
b.Subject to our announcement that the IZAR-1 and IZAR-2 Phase 3 studies of SLK in patients with active psoriatic arthritis each achieved their protocol-specified primary endpoint with SLK having demonstrated an acceptable safety profile (the “Tranche 3 Milestone”), a third tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 3 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) September 15, 2026,
c.Subject to our achievement of the Tranche 2 Milestone and Tranche 3 Milestone and the FDA’s acceptance of the Company’s submission of a BLA for SLK (collectively, the “Tranche 4 Milestone”), a fourth tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 4 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) March 15, 2027, and
d.Subject to approval by the Lenders in their discretion, a fifth tranche of additional term loans in an aggregate principal amount of up to $200.0 million.
On September 28, 2025, we announced the primary endpoint results of the VELA-1 and VELA-2 Phase 3 studies. While VELA-1 met the primary endpoint, a higher-than-expected placebo response at week 16 precluded VELA-2 from meeting the pre-specified primary endpoint and, as a result, we did not achieve the Tranche 2 and Tranche 4 Milestones, reducing the committed amount under the Loan and Security agreement by $175.0 million. As of December 31, 2025, we had $250.0 million of remaining undrawn tranches, representing the aggregate principle amount available to be drawn under the Credit Facility.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II
The Credit Facility matures on April 1, 2030 (the “Maturity Date”) and bears interest at an annual rate equal to the greater of (i) prime rate as reported in The Wall Street Journal plus 1.45% and (ii) 8.45% with the initial interest rate equal to 8.95%. As of December 31, 2025, the Credit Facility bears interest at 8.45%. This rate is subject to a 0.25% reduction upon achievement of the FDA’s approval of a BLA for SLK. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility.
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
The Loan and Security Agreement allows for us to satisfy a portion of the cash interest payments by capitalizing such interest payments as payment-in-kind (“PIK”). No PIK interest relating to the term loan has been recorded and included in the consolidated balance sheets as of December 31, 2025.
All obligations under the Loan and Security Agreement will be secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all of our assets and our material subsidiaries, including our intellectual property, and will be guaranteed by our material subsidiaries, including foreign subsidiaries, subject to certain exceptions.
The Loan and Security Agreement contains customary covenants, such as financial covenants and certain events of default after which loans under the Credit Facility may be due and payable immediately. We were in compliance with all covenants as of December 31, 2025.
On February 20, 2026 (the “Amendment Date”), we executed a first amendment to the Loan and Security Agreement (the “Amendment”), pursuant to which the parties agreed to, among other things, revise available tranches, milestone dates, and financial covenants, resulting in $25.0 million drawn as a second tranche upon execution of the Amendment, and up to $400.0 million remaining available as future tranches.
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
On August 31, 2023, we entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement” and together with the May 2023 Sales Agreement, the “Sales Agreements”), through which we could issue and sell up

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II
to $350.0 million of our Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. As of December 31, 2025, there was $265.0 million remaining for future sales under the August 2023 ATM Sales Agreement.
For the year ended December 31, 2024, we sold 914,828 Class A Ordinary Shares through the Sales Agreements for net proceeds of $52.5 million after deducting sales agent's commissions and transaction costs. For the three months and year ended December 31, 2025, there were no sales under the August 2023 Sales Agreement.
Public Offering of Class A Ordinary Shares
On June 27, 2023, we entered into an underwriting agreement with Leerink Partners and Guggenheim Securities LLC as the representatives of the underwriters named therein to issue and sell 8,000,000 Class A Ordinary Shares at a public offering price of $50.00 per share (the “2023 Offering”). In addition, we granted the underwriters an option for a period of 30 days to purchase up to an additional 1,200,000 Class A Ordinary Shares at the public offering price less the underwriting discounts and commissions (the “Option”), and such Option was exercised in full by the underwriters.
The 2023 Offering closed on June 30, 2023, and net proceeds, including proceeds from the exercise in full by the underwriters of the Option, were $436.7 million, after deducting the underwriting discounts and commissions and the offering expenses in the amount of $23.3 million.
Following the completion of the 2023 Offering, we opted to direct a substantial portion of the net proceeds to MoonLake Immunotherapeutics AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536 (“MoonLake AG”). This was executed as a two-step process: (i) we acquired the remaining 22,756 common shares in MoonLake AG (“MoonLake AG Common Shares”) held in treasury through a share purchase and assignment agreement formally executed on July 09, 2023 ($38.9 million) and (ii) additional funds were contributed to MoonLake AG’s capital reserves through a cash contribution agreement formally executed on July 10, 2023 ($275 million). A stamp duty tax of $2.8 million was levied on the aforementioned capital contribution which we have classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction.
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
On November 5, 2025, we entered into an underwriting agreement with Leerink Partners as the underwriter, to issue and sell 7,142,857 Class A Ordinary Shares at a public offering price of $10.50 per share (the “2025 Offering”). The 2025 Offering closed on November 6, 2025, and net proceeds from the 2025 Offering were $72.4 million, after deducting the underwriting discounts, commissions, and offering expenses in the amount of $2.6 million.

Cash Flows
The following table summarizes our cash flows for the periods indicated.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Change	Change %
Net cash used in operating activities	$(196,007)	$(116,587)	$(79,420)	68.1%
Net cash provided by (used in) investing activities	202,992	(205,596)	$408,588	(198.7)%
Net cash provided by financing activities	145,997	51,312	94,685	184.5%
Effect of movements in exchange rates on cash held	1,109	128	981	766.4%
Net increase (decrease) in cash and cash equivalents	$154,091	$(270,743)	$424,834	(156.9)%
Cash Flows from Operating Activities
We did not generate any cash inflows from our operating activities. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital requirements, and we have historically experienced negative cash flows from operating activities as we invested in clinical research and related development.
Net cash used in operating activities was $196.0 million and $116.6 million for the year ended December 31, 2025 and 2024, respectively. The increase of net cash used in operating activities of $79.4 million was primarily driven by the increase in net loss of $109.1 million, a decrease in cash from changes in accrued expenses and other current liabilities of $2.6 million and an increase in cash paid for changes in other non-current assets of $0.6 million. The increase in cash used was partially offset by a decrease in cash paid for changes in prepaid expenses of $13.5 million and an increase in cash from changes in trade and other payables of $13.4 million.
Cash Flows from Investing Activities
During the year ended December 31, 2025, net cash provided by investing activities was $203.0 million, consisting predominantly of $468.4 million in proceeds received from maturities of short-term marketable debt securities, partially offset by $265.4 million related to the purchase of short-term marketable debt securities. During the year ended December 31, 2024, net cash used in investing activities was $205.6 million, consisting predominantly of $350.3 million related to the purchase of short-term marketable debt securities, partially offset by $145.2 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months.
Cash Flows from Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities was $146.0 million consisting primarily of $73.0 million in net proceeds from the Loan and Security Agreement and $72.4 million in net proceeds from the shares sold under the 2025 Offering. During the year ended December 31, 2024, net cash provided by financing activities was $51.3 million consisting primarily of $52.5 million in net proceeds from the shares sold under the August 2023 Sales Agreement.
Contractual Obligations and Commitments
The following summarizes our significant contractual obligations and other obligations as of December 31, 2025, which we generally expect to satisfy with cash on hand and the maturity of short-term marketable debt securities:

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II

(in thousands)	Total	Less than 1 year	1 to 5 Years	More than 5 years
Purchase obligations(1)	$204,934	$141,706	$63,228	$—
Lease commitments(2)	1,666	1,272	394	$—
Long-term debt obligations(3)	107,517	5,880	101,637	$—
Total contractual obligations	$314,117	$148,857	$165,259	$—
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
(3)    We have committed ourselves to a long-term debt obligation, with a term that commenced on March 31, 2025. This debt obligation relates to the Loan and Security Agreement and reflects the expected payments due, including principal repayment, interest payments, and an end of loan term charge.

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
An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such an estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition, results of operations, and cash flows.
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II
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
Prior to the completion of the transactions (the “Business Combination”) contemplated by that certain Business Combination Agreement, dated October 4, 2021 (the “Business Combination Agreement”), by and among the Company (formerly Helix Acquisition Corp. (“Helix”)), MoonLake AG, the existing equityholders of MoonLake AG set forth on the signature pages to the Business Combination Agreement and the equityholders of MoonLake AG that executed joinders to the Business Combination Agreement (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix, and the representative of the ML Parties, given that there had been no public market for MoonLake AG Common Shares, the estimated fair value of MoonLake AG Common Shares was determined by reference to separate market-based transactions involving the sale of its shares to two third-party investors that were not considered related parties to us or MHKDG.
Subsequent to the closing of the Business Combination, the fair value of each MoonLake AG Common Share granted is determined based on the closing price of MoonLake's Class A Ordinary Shares as reported by Nasdaq on the date of grant and multiplied by 33.638698.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the award, the risk-free interest rate, and expected dividends.
We estimate our expected share price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of options granted has been determined based on the expected period that share-based awards are expected to be outstanding. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on MoonLake AG Common Shares and do not expect to pay any cash dividends in the foreseeable future.
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
Research and Development Contract Costs and Accruals
As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II
schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:
•vendors, including research laboratories, in connection with preclinical development activities;
•CROs and investigative sites in connection with preclinical studies and clinical trials; and
•CMOs in connection with drug substance and drug product formulation of preclinical studies, clinical trial materials, and pre-launch inventory.
We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

Recently Issued Accounting Pronouncements
Refer to Note 2 — Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment to the extent it has been made, of their potential impact on our financial condition, our results of operations, and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2025, we have cash and cash equivalents and short-term marketable securities of $394.0 million, which consist primarily of bank deposits and certificates of deposit. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities permissible for investment. The primary objective of the investment activities is non-trading related and instead to preserve principal as well as maximizing income received without significantly increasing risk.
To minimize any inherent market risk, we maintain a diverse and highly liquid portfolio which includes cash, cash equivalents, and short-term investment securities available-for-sale in a variety of securities including certificates of deposit, all with various maturity dates. The fair value of the cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of these instruments. Since they are classified as “available-for-sale”, no gains or losses are recognized in the consolidated statements of operations and comprehensive loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all such investments until maturity. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our financial results or financial condition as of December 31, 2025.
As of December 31, 2025, we had $74.1 million in variable rate debt outstanding. The Tranche 1 Loan, which had a principal balance of $75.0 million, matures in April 2030, with interest-only monthly payments. The Tranche 1 Loan

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II
bears interest at a floating rate equal to 8.45% as of December 31, 2025, calculated as the greater of: (i) the prime rate as reported in the Wall Street Journal plus 1.45% and (ii) 8.45%. A hypothetical 1% change in interest rate during any of the periods presented would not have had a material effect on our financial results or financial condition as of December 31, 2025.
We do not hold or issue derivatives, derivative commodity instruments, or other financial instruments for speculative trading purposes.

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
As of December 31, 2025, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART II
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15, Exhibits and Financial Statements Schedules, of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Trading Arrangements
On October 26, 2025, Dr. Kristian Reich, the Chief Scientific Officer of the Company, terminated a trading plan that was originally adopted on June 26, 2025. This plan was intended to satisfy the affirmative defense of Rule 10b5-1(c) and provided for the sale, subject to certain conditions, of up to 300,000 Class A Ordinary Shares through March 31, 2026.
On December 10, 2025, Mr. Matthias Bodenstedt, the Chief Financial Officer of the Company, terminated a trading plan that was originally adopted on June 17, 2025. This plan was intended to satisfy the affirmative defense of Rule 10b-1(c) and provided for the sale, subject to certain conditions, of up to 300,000 Class A Ordinary Shares through March 31, 2026.
On December 10, 2025, Mr. Bodenstedt, the Chief Financial Officer of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b-1(c). Mr. Bodenstedt's plan provides for the sale, subject to certain conditions, of up to 385,870 Class A Ordinary Shares through December 31, 2026.
During the three months ended December 31, 2025, no other director or Section 16 officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2026 Annual General Meeting of Shareholders (the “2026 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2025, including under the headings “Election of Directors”, “Corporate Governance”, “Insider Trading Policy”, “Executive Officers” and, as applicable, “Delinquent Section 16(a) Reports”.
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

Item 11. Executive Compensation
The information required by this Item 11 is incorporated herein by reference to information in the 2026 Proxy Statement, including under the headings “Compensation Committee Interlocks”, “Director Compensation”, “Executive Compensation” and “Report of the Compensation Committee”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to information in the 2026 Proxy Statement, including under the heading “Certain Information About Our Ordinary Shares”.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference to information in the 2026 Proxy Statement, including under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions”.

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference to information in the 2026 Proxy Statement, including under the heading “Ratification of Independent Auditor Selection”.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART IV. FINANCIAL INFORMATION

s
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(a) Financial Statements:
(b) Financial Statement Schedules:
All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the financial statements or the notes thereto.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART IV. FINANCIAL INFORMATION
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

10.10†#
Novation, Amended and Restatement of License Agreement, dated June 1, 2023, between MoonLake Immunotherapeutics AG, Research Corporation Technologies, Inc. and Merck KGaA (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

10.11
Sales Agreement, by and between the Company and Leerink Partners, dated August 31, 2023 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 31, 2023).

10.12#
Loan and Security Agreement, dated March 31, 2025, by and among the Company, MoonLake AG, the Lenders party thereto and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2025).

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART IV. FINANCIAL INFORMATION

10.13+	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2025).
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

10.25+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 20, 2023).
10.26+
Amended and Restated Employee Stock Option Plan of MoonLake Immunotherapeutics AG, dated June 15, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

10.27+
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

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
PART IV. FINANCIAL INFORMATION

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

Item 16. Form 10-K Summary
None.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	February 25, 2026	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	February 25, 2026	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
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

Name	Title	Date
/s/ Dr. Jorge Santos da Silva	Chief Executive Officer; Director	February 25, 2026
Dr. Jorge Santos da Silva	(Principal Executive Officer)
/s/ Matthias Bodenstedt	Chief Financial Officer	February 25, 2026
Matthias Bodenstedt	(Principal Financial and Accounting Officer)
/s/ Simon Sturge	Chairperson; Director	February 25, 2026
Simon Sturge

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
SIGNATURES

/s/ Spike Loy	Director	February 25, 2026
Spike Loy
/s/ Catherine Moukheibir	Director	February 25, 2026
Catherine Moukheibir
/s/ Dr. Andrew Phillips	Director	February 25, 2026
Dr. Andrew Phillips
/s/ Dr. Ramnik Xavier	Director	February 25, 2026
Dr. Ramnik Xavier

MOONLAKE IMMUNOTHERAPEUTICS
INDEX TO FINANCIAL STATEMENTS

MOONLAKE IMMUNOTHERAPEUTICS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of MoonLake Immunotherapeutics
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MoonLake Immunotherapeutics and its subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matter
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Baker Tilly US, LLP
Santa Clara, California
February 25, 2026
We have served as the Company’s auditor since 2021.

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$334,517	$180,426
Short-term marketable debt securities	59,451	267,601
Other receivables	4,869	2,844
Prepaid expenses	22,857	23,418
Total current assets	421,694	474,289

Non-current assets
Operating lease right-of-use assets	1,566	2,922
Property and equipment, net	577	722
Other non-current assets	596	—
Total non-current assets	2,739	3,644
Total assets	$424,433	$477,933

Liabilities and Equity
Current liabilities
Trade and other payables	$29,553	$8,992
Accrued expenses and other current liabilities	14,691	12,099
Short-term portion of operating lease liabilities	1,234	1,372
Total current liabilities	45,478	22,463

Non-current liabilities
Long-term debt	74,100	—
Long-term portion of operating lease liabilities	374	1,458
Pension liability	—	621
Total non-current liabilities	74,474	2,079
Total liabilities	119,952	24,542
Commitments and contingencies (Note 16)

Shareholders' equity
Class A Ordinary Shares: $0.0001 par value per share; 500,000,000 shares authorized; 71,373,579 shares issued and outstanding as of December 31, 2025, 63,077,431 shares issued and outstanding as of December 31, 2024	7	6
Class C Ordinary Shares: $0.0001 par value per share; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025, 841,269 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	766,781	677,415
Accumulated deficit	(462,911)	(235,593)
Accumulated other comprehensive income	604	4,997
Total shareholders’ equity	304,481	446,825
Noncontrolling interests	—	6,566
Total equity	304,481	453,391
Total liabilities and equity	$424,433	$477,933
The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating expenses
Research and development	$(202,862)	$(112,771)	$(31,802)
General and administrative	(41,972)	(30,320)	(22,321)
Total operating expenses	(244,834)	(143,091)	(54,123)
Operating loss	(244,834)	(143,091)	(54,123)

Interest expense	(7,248)	—	—
Other income, net	22,372	22,129	10,138
Loss before income tax	(229,710)	(120,962)	(43,985)

Income tax expense	(611)	(282)	(94)
Net loss	$(230,321)	$(121,244)	$(44,079)
Of which: net loss attributable to controlling interests shareholders	(227,318)	(118,936)	(36,007)
Of which: net loss attributable to noncontrolling interests shareholders	(3,003)	(2,308)	(8,072)

Net unrealized gain (loss) on marketable securities and short-term investments	(5,123)	2,686	2,330
Actuarial gain (loss) on employee benefit plans	641	(87)	(336)
Other comprehensive income (loss)	(4,482)	2,599	1,994
Comprehensive loss	$(234,803)	$(118,645)	$(42,085)
Comprehensive loss attributable to controlling interests shareholders	(231,730)	(116,383)	(34,511)
Comprehensive loss attributable to noncontrolling interests	(3,073)	(2,262)	(7,574)

Weighted-average number of Class A Ordinary Shares, basic and diluted	64,463,889	62,870,237	49,122,534
Basic and diluted net loss per share attributable to controlling interests shareholders	$(3.53)	$(1.89)	$(0.73)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(in thousands except share data)	Shares	Amount	Shares	Amount
Balance at January 1, 2023	38,977,600	$4	13,723,511	$1	$129,193	$(80,650)	$351	$48,899	$19,868	$68,767
Issuance of Class A Ordinary Shares under the 2023 Offering, net of transaction costs	10,270,818	1	—	—	482,453	—	—	482,454	—	482,454
Capital injection from MoonLake to MoonLake AG	—	—	—	—	(60,062)	—	1	(60,061)	57,310	(2,751)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	11,218,035	1	(11,218,035)	(1)	52,479	—	510	52,989	(52,989)	—
Share-based compensation under the Employee Share Participation Plan, Employee Stock Option Plan, MoonLake Immunotherapeutics 2022 Equity Incentive Plan, and reverse vesting of Restricted Founder Shares	—	—	—	—	5,907	—	—	5,907	1,199	7,106
Refund of stamp duty fees	—	—	—	—	(1)	—	—	(1)	1	—
Net loss for the year ended December 31, 2023	—	—	—	—	—	(36,007)	—	(36,007)	(8,072)	(44,079)
Other comprehensive income	—	—	—	—	—	—	1,496	1,496	498	1,994
Balance at December 31, 2023	60,466,453	$6	2,505,476	$—	$609,969	$(116,657)	$2,358	$495,676	$17,815	$513,491
The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(in thousands except share data)	Shares	Amount	Shares	Amount
Balance at January 1, 2024	60,466,453	$6	2,505,476	$—	$609,969	$(116,657)	$2,358	$495,676	$17,815	$513,491
Issuance of Class A Ordinary Shares, net of transaction costs	914,828	—	—	—	52,540	—	—	52,540	—	52,540
Capital injection from MoonLake to MoonLake AG net of stamp duty fee refund	—	—	—	—	(4,577)	—	—	(4,577)	3,058	(1,519)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	1,647,354	—	(1,647,354)	—	11,873	—	86	11,959	(11,959)	—
Share-based compensation under the Employee Share Participation Plan and MoonLake Immunotherapeutics 2022 Equity Incentive Plan	—	—	—	—	7,255	—	—	7,255	27	7,282
Buyback of unvested MoonLake AG Common Shares by MoonLake AG into treasury following an employee contract termination	—	—	—	—	113	—	1	114	(114)	—
Cancellation of MoonLake Class C Ordinary Shares following an employee contract termination in MoonLake AG	—	—	(16,853)	—	—	—	—	—	—	—
Options exercised under the Moonlake Immunotherapeutics 2022 Equity Incentive Plan	48,796	—	—	—	242	—	—	242	—	242
Net loss for the year ended December 31, 2024	—	—	—	—	—	(118,936)	—	(118,936)	(2,308)	(121,244)
Other comprehensive income	—	—	—	—	—	—	2,552	2,552	47	2,599
Balance at December 31, 2024	63,077,431	$6	841,269	$—	$677,415	$(235,593)	$4,997	$446,825	$6,566	$453,391
The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(in thousands except share data)	Shares	Amount	Shares	Amount
Balance at January 1, 2025	63,077,431	$6	841,269	$—	$677,415	$(235,593)	$4,997	$446,825	$6,566	$453,391
Share-based compensation under the Employee Share Participation Plan and MoonLake Immunotherapeutics 2022 Equity Incentive Plan	—	—	—	—	12,858	—	—	12,858	40	12,898
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	841,269	—	(841,269)	—	3,505	—	19	3,524	(3,524)	—
Options exercised and converted under the Employee Stock Option Plan, net of stamp duty fee	93,347	—	—	—	129	—	—	129	(9)	120
Options exercised under the MoonLake Immunotherapeutics 2022 Equity Incentive Plan	27,149	—	—	—	480	—	—	480	—	480
Issuance of Restricted Stock Awards under the MoonLake Immunotherapeutics 2022 Equity Incentive Plan	191,526	—	—	—	—	—	—	—	—	—
Issuance of Class A Ordinary Shares under the 2025 Offering, net of transaction costs	7,142,857	1	—	—	72,394	—	—	72,395	—	72,395
Net loss for the year ended December 31, 2025	—	—	—	—	—	(227,318)	—	(227,318)	(3,003)	(230,321)
Other comprehensive loss	—	—	—	—	—	—	(4,412)	(4,412)	(70)	(4,482)
Balance at December 31, 2025	71,373,579	$7	—	$—	$766,781	$(462,911)	$604	$304,481	$—	$304,481
The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flow from operating activities
Net loss	$(230,321)	$(121,244)	$(44,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,616	1,385	370
Share-based compensation expense	12,898	7,282	7,106
Net periodic pension benefit (gain) loss for the qualified pension plan	(58)	1	(85)
Other non-cash items	(1,020)	(227)	128
Changes in operating assets and liabilities:
Other receivables	(2,025)	(1,786)	(840)
Operating lease right-of-use assets	—	(6)	(66)
Prepaid expenses	561	(12,893)	(6,346)
Other non-current assets	(587)	—	—
Trade and other payables	20,560	7,155	1,583
Operating lease liabilities	(1,222)	(1,423)	(222)
Accrued expenses and other current liabilities	2,591	5,169	(327)
Net cash flow used in operating activities	(196,007)	(116,587)	(42,778)

Cash flow from investing activities
Purchase of short-term marketable debt securities	(265,374)	(350,279)	(175,733)
Proceeds from maturities of short-term marketable debt securities	468,401	145,203	150,833
Purchase of property and equipment	(35)	(520)	(284)
Net cash flow provided by (used in) investing activities	202,992	(205,596)	(25,184)

Cash flow from financing activities
Proceeds from long-term debt, net of issuance costs	73,022	—	—
Issuance of Class A Ordinary Shares, net of transaction costs	72,395	52,540	482,454
Stamp duty on capital injection from MoonLake to MoonLake AG	—	(1,470)	(2,753)
Proceeds from options exercised under the MoonLake Immunotherapeutics 2022 Equity Incentive Plan	480	242	—
Proceeds from options exercised under Employee Stock Option Plan	100	—	—
Net cash flow provided by financing activities	145,997	51,312	479,701

Effect of movements in exchange rates on cash held	1,109	128	(76)
Net change in cash and cash equivalents	154,091	(270,743)	411,663

Cash and cash equivalents, beginning of period	180,426	451,169	39,506
Cash and cash equivalents, end of period	$334,517	$180,426	$451,169

Supplementary disclosure of cash flow information:
Cash paid for interest	$5,059	$—	$—
Non-cash operating lease right-of-use assets obtained in exchange for lease obligations	—	555	3,638
The accompanying Notes are an integral part of these Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Overview of the Company
Corporate Information
MoonLake Immunotherapeutics (“the Company” or “MoonLake”) is a clinical stage biotechnology company advancing therapies to address significant unmet needs in inflammatory skin and joint diseases. MoonLake Immunotherapeutics is currently a single asset company focused on the development of Sonelokimab (“SLK”), a novel tri-specific IL-17A and IL-17F inhibiting Nanobody that has the potential, based on response levels seen in clinical trials, to drive disease modification in dermatology and rheumatology patients. The Company's Class A Ordinary Shares are listed on the Nasdaq Capital Market (the “Nasdaq”) under the trading symbol “MLTX”.
The Company, a Cayman Islands exempted company was originally incorporated on August 13, 2020 under the name Helix Acquisition Corp. (“Helix”) as a special purpose acquisition company, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. On April 5, 2022 Helix consummated such business combination with MoonLake Immunotherapeutics AG ("MoonLake AG"), a stock-based company incorporated in Switzerland in 2021, pursuant to that certain business combination agreement, dated October 4, 2021 (the “Business Combination Agreement”), by and among Helix, MoonLake AG, the existing equityholders of MoonLake AG set forth on the signature pages to the Business Combination Agreement and the equityholders of MoonLake AG that executed joinders to the Business Combination Agreement (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix, and the representative of the ML Parties (such transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”). Pursuant to the Business Combination Agreement, Helix changed its name from “Helix Acquisition Corporation” to “MoonLake Immunotherapeutics", and MoonLake AG merged with and into Helix, with MoonLake AG as the surviving company in the Business Combination and, after giving effect to such Business Combination, MoonLake AG became a wholly-owned subsidiary of the Company. For financial accounting and reporting purposes, MoonLake AG was deemed the accounting acquirer and Helix was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include those of the Company and its subsidiaries, MoonLake AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536, MoonLake Immunotherapeutics Ltd., a private limited company incorporated in the United Kingdom, and MNLK Immunotherapeutics, Unipessoal Lda, a private limited company incorporated in Portugal, after elimination of all intercompany accounts and transactions. The accompanying consolidated financial statements and notes hereto have been prepared in conformity with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
All amounts are presented in U.S. Dollar (“$”), unless otherwise indicated. The term and “CHF” refer to the legal currency of Switzerland, "GBP" refers to the legal currency of the United Kingdom, and “€” and "Euro" refer to the legal currency of Portugal.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. The Company considers $nil and $59.7 million of short-term marketable debt securities in the form of eurocommercial papers and certificates of deposit to be cash equivalents as of December 31, 2025 and 2024, respectively.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Long-Term Debt
Long-term debt is recognized as the amount of cash proceeds received plus the accreted present value of the End of Term Charge (as defined in the Loan and Security Agreement, as defined in Note 4 — Debt), less the unamortized End of Term Charge, debt issuance costs, and debt discount. It is subsequently reported at amortized cost. Interest expense is calculated using the effective interest method and any difference between the proceeds (net of unamortized debt discount, debt issuance costs, End of Term Charge, and accreted present value of End of Term Charge) and the principal amount is recognized through interest expense over the estimated life of the related debt. For the undrawn term loan tranches, allocated issuance costs are recorded as deferred charges - long-term debt, which is included in "Other non-current assets" on the Company’s consolidated balance sheets until drawn. In the case of a milestone event not being met or the tranche availability window expiring undrawn, the deferred asset will be recorded as interest expense on the Company's consolidated statements of operations and comprehensive loss.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
MoonLake does not have any finance leases. As of December 31, 2025, the Company has five operating leases related to the office spaces located in (i) Dorfstrasse 29, 6300, Zug, Switzerland (comprised of two leases), (ii) 95 Regent Street, CB2 1AW, Cambridge, England, United Kingdom, and (iii) Rua Manuel Pinto de Azevedo 860, 4150-335, Porto, Portugal (comprised of two leases). The operating leases are recognized over a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses the incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments.
Leases with an initial term of 12 months or less and that do not have the option to purchase the underlying asset are not recorded on the consolidated balance sheets, with lease expense for these leases recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property.
Property and Equipment
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years. As of December 31, 2025, property and equipment, net relates to information technology, office equipment, and leasehold improvements.
Impairment of Long-Lived Assets
The Company reviews all long-lived assets, which consist of operating lease right-of-use assets, and property and equipment, whenever events or changes in circumstance indicate that these assets may not be recoverable. When evaluating long-lived assets, if the Company concludes that the estimated undiscounted cash flows attributable to the assets are less than their carrying value, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values, which could adversely affect its results of operations. There was no impairment of long-lived assets for the years ended December 31, 2025, 2024, and 2023.
Research and Development Contract Costs and Accruals
Research and development expenses include employee payroll, consulting, contract research, and contract manufacturing costs attributable to research and development activities and manufacturing of pre-launch inventory, which are expensed as incurred.
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
The Company has entered into various research and development contracts with companies both inside and outside of the United States. These agreements are generally cancellable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including the phase or completion of events, invoices received and contracted costs. Estimates are made in determining the accrued balances at the end of any reporting period based on facts and circumstances known at the time. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.
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
A number of factors are considered in incurring such expenses, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, anticipated R&D initiatives that could impact the indication in which the compound will be used, viability of commercialization, marketplace trends, and the shelf life of the compound.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains or losses from foreign currency transactions are included in the consolidated statements of operations and comprehensive loss in "Other income, net". The Company recognized a net foreign currency transaction gain of $599 thousand for the year ended December 31, 2025, a net foreign currency transaction loss of $42 thousand for the year ended December 31, 2024, and a net foreign currency transaction gain of $151 thousand for the year ended December 31, 2023.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pensions
The Company accounts for pension assets and liabilities, which requires the recognition of the funded status of pension plans in the Company’s consolidated balance sheets. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method. The projected benefit obligation represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service costs for such pension plans, represented in the net periodic pension benefit cost, are included in the personnel expenses of the various functions where the employees are engaged. The other components of net benefit cost are included in the consolidated statements of operations and comprehensive loss separately from the service cost component, in “Other income, net.” Plan assets are recorded at their fair value.
Gains or losses arising from plan curtailments or settlements are accounted for at the time they occur. Any net pension asset is limited to the present value of the future economic benefits available to the Company in the form of refunds from the plan or expected reductions in future contributions to the plan. Actuarial gains and losses arising from differences between the actual and the expected return on plan assets are recognized in "Accumulated other comprehensive income".
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Taxes Disclosure, which amends guidance on to enhance the transparency and decision usefulness of income tax disclosures by disaggregating information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. It is effective for fiscal years beginning after December 15, 2024. The Company adopted a prospective application of ASU 2023-09 during the year ended December 31, 2025. Refer to Note 15 — Income Taxes for the inclusion of new disclosures required.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure, which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. It is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01 to clarify that all public entities, including non-calendar year-end entities, should adopt the disclosure requirements of ASU 2024-03. The Company is currently evaluating the impact this will have on its consolidated financial statements and related disclosures.
Prior Period Reclassification
The amortization expense in the consolidated statements of cash flows in prior periods has been reclassified to conform with the current period presentation. The amortization expense was reclassified from "Other non-cash items" to “Depreciation and amortization” for the year ended December 31, 2023. The change did not have any impact on the net cash flow used in operating activities.

Note 3 — Risks and Liquidity
Going Concern, Liquidity and Capital Resources
MoonLake is subject to risks common to companies in the biopharmaceutical industry, and the Company believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company's ability to generate revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of SLK in one or more indications, which is expected to take a number of years. The Company expects to continue to incur substantial expense and operating losses for at least the next two years as the Company continues the development of SLK and prepares for commercial launches. It is expected that operating losses will fluctuate notably from year to year depending on the timing of the Company's planned clinical development programs, efforts to achieve regulatory approval, and planned marketing and sales expenditures leading up to a commercial launch.

The Company incurred a loss of $230.3 million for the year ended December 31, 2025. As of December 31, 2025, the Company’s current assets exceeded its current liabilities by $376.2 million.
As of December 31, 2025, the Company had $334.5 million of cash and cash equivalents. Based on the Company's current operating plan and the Loan and Security Agreement as defined in Note 4 — Debt, management believes that the Company has sufficient capital to fund its operations and capital expenditures into the second half of 2027.

Note 4 – Debt
On March 31, 2025 (the “Closing Date”), MoonLake as a guarantor entered into a loan and security agreement (the “Loan and Security Agreement”) with its subsidiary, MoonLake AG, as borrower, the lenders party thereto (the “Lenders”), and Hercules Capital, Inc., as the administrative and collateral agent for itself and the Lenders. The Loan and Security Agreement provides a non-dilutive senior secured term loan facility (the “Credit Facility”) of up to an aggregate principal amount of $500.0 million. The Credit Facility matures on April 1, 2030 and bears interest at an annual rate equal to the greater of (i) prime rate as reported in The Wall Street Journal plus 1.45% and (ii) 8.45%, subject to a 0.25% reduction upon achievement of the U.S. Food and Drug Administration's (“FDA”) approval of a Biologics License Application (“BLA”) for SLK.
The Credit Facility comprises:
a.A first tranche (the “Tranche 1 Loan”) in an aggregate principal amount of $75.0 million fully funded on the Closing Date,
b.Subject to MoonLake’s announcement that the VELA-1 and VELA-2 Phase 3 studies of SLK in adult patients with moderate to severe hidradenitis suppurativa each achieved their protocol-specified primary endpoint with SLK having demonstrated an acceptable safety profile (the “Tranche 2 Milestone”), a second tranche with additional term loans in an aggregate principal amount of up to $125.0 million, available on the Tranche 2 Milestone achievement date through the earlier of (i) 30 days following such date and (ii) December 31, 2025,
c.Subject to MoonLake's announcement that the IZAR-1 and IZAR-2 Phase 3 studies of SLK in patients with active psoriatic arthritis each achieved their protocol-specified primary endpoint with SLK having demonstrated an acceptable safety profile (the “Tranche 3 Milestone”), a third tranche (the “Tranche 3 Loan”)

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 3 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) September 15, 2026,
d.Subject to the Company’s achievement of the Tranche 2 Milestone and Tranche 3 Milestone and the FDA’s acceptance of the Company’s submission of a BLA for SLK (collectively, the “Tranche 4 Milestone”), a fourth tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 4 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) March 15, 2027, and
e.Subject to approval by the Lenders’ in their discretion, a fifth tranche (the "Tranche 5 Loan") of additional term loans in an aggregate principal amount of up to $200.0 million.
On September 28, 2025, the Company announced the primary endpoint results of the VELA-1 and VELA-2 Phase 3 studies. While VELA-1 met the primary endpoint, a higher-than-expected placebo response at week 16 precluded VELA-2 from meeting the pre-specified primary endpoint and, as a result, the Company did not achieve the Tranche 2 and Tranche 4 Milestones. As of December 31, 2025, the Company had $250.0 million of remaining undrawn tranches, representing the aggregate principal amount available to be drawn under the Credit Facility.
As of December 31, 2025, the Company's carrying value of long-term debt and recognized deferred charges on the consolidated balance sheet consists of the following:

(in thousands)
Non-current liabilities	December 31, 2025
Principal amount	$75,000
Accreted present value of End of Term Charge	3,618
Unamortized End of Term Charge	(2,837)
Unamortized debt issuance cost	(958)
Unamortized debt discount	(723)
Carrying value	$74,100

Non-current assets
Deferred charges - long-term debt	$587
Total	$587
The effective interest rate is 10.41% and the Company recognized interest expense of $7.2 million on the Loan and Security Agreement for the year ended December 31, 2025. A portion of the debt issuance costs related to the undrawn third and fifth tranches were recognized as deferred charges until drawn. The debt issuance costs related to the second and fourth tranches have been recognized as interest expense in the current period.
The Company may prepay advances in whole at any time subject to a prepayment charge. Upon repayment of all term loans on or after April 1, 2027, the Company is further required to pay an additional charge equal to 6.95% for the Tranche 1 Loan and any draws under the Tranche 3 Loan; 4.25% for any draw under the Tranche 5 Loan, and if repayment occurs prior to 24 months, the charge applied will be 4.25% ("End of Term Charge"). As of December 31, 2025, the End of Term Charge is accrued at 6.95% of the Tranche 1 Loan balance and is recorded at present value as an addition to the long-term debt in non-current liabilities whereas the unamortized portion is recorded as contra non-current liabilities. The unamortized contra-liability will be amortized and the present value will be accreted up to the future value over the loan term as interest expense. The Tranche 1 Loan has a maturity requirement of $75.0 million due in 2030, with no other principal payments due for each of the five years following the date of the latest consolidated balance sheets presented. Additional fees will be payable in connection with the Credit Facility upon drawing of future tranches.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Loan and Security Agreement allows for the Company to satisfy a portion of the cash interest payments by capitalizing such interest payments as payment-in-kind (“PIK”). No PIK interest relating to the term loan has been recorded and included in the consolidated balance sheet as of December 31, 2025.
The Loan and Security Agreement contains customary covenants, such as financial covenants and certain events of default after which loans under the Credit Facility may be due and payable immediately. The Company was in compliance with all covenants as of December 31, 2025.
All obligations under the Loan and Security Agreement will be secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of the Company and material subsidiaries of the Company, including its intellectual property, and will be guaranteed by material subsidiaries of the Company, including foreign subsidiaries, subject to certain exceptions.
Refer to Note 18 — Subsequent Events for further discussion on the amendment to the Loan and Security Agreement subsequent to the year ended December 31, 2025.

Note 5 — Fair Value Measurements
The following table presents information about the Company's short-term marketable debt securities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

(in thousands)	December 31, 2025		December 31, 2024
	Level 2	Total	Level 2	Total
Eurocommercial Papers	$—	$—	$207,701	$207,701
Certificates of Deposit	59,451	59,451	119,583	119,583
Total	$59,451	$59,451	$327,284	$327,284
Cash and accounts payable approximate their fair values as of December 31, 2025 and 2024, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs. The fair value of the long-term debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input as it is not actively traded. As of December 31, 2025, long-term debt of $74.1 million is reported at amortized cost which approximates the fair value.

Note 6 — Investments
The fair value and amortized cost of investments in short-term marketable debt securities by major security type as of December 31, 2025 and 2024 are as follows:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Certificates of Deposit	59,166	285	—	59,451
Total	$59,166	$285	$—	$59,451
Of which classified within short-term marketable debt securities	59,166	285	—	59,451

(in thousands)	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Eurocommercial Papers	$204,572	$3,129	$—	$207,701
Certificates of Deposit	117,305	2,278	—	119,583
Total	$321,877	$5,407	$—	$327,284
Of which classified within cash and cash equivalents	59,311	372	—	59,683
Of which classified within short-term marketable debt securities	262,566	5,035	—	267,601
The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets, and recognized in “Accumulated other comprehensive income” for the years ended December 31, 2025, 2024 and 2023, respectively:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Beginning balance	$5,407	$2,721	$391
Other comprehensive income before reclassifications	10,299	16,433	8,751
Amounts reclassified from accumulated other comprehensive income	(15,422)	(13,747)	(6,421)
Ending balance	$284	$5,407	$2,721
As of December 31, 2025, the Company’s marketable debt securities maturities are all due within one year.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Prepaid Expenses

(in thousands)	December 31, 2025	December 31, 2024
Non-clinical research and clinical development services	$17,362	$14,136
Supply and manufacturing services	3,494	7,716
Insurance	886	1,113
Other prepayments	1,115	453
Total	$22,857	$23,418

Note 8 — Trade and Other Payables

(in thousands)	December 31, 2025	December 31, 2024
Research and development services	$16,381	$5,081
Supply and manufacturing fees payable	12,045	3,597
Consulting and advisory services	672	39
Legal advisory services	90	93
Other payables	365	182
Total	$29,553	$8,992

Note 9 — Accrued Expenses and Other Current Liabilities

(in thousands)	December 31, 2025	December 31, 2024
Supply and manufacturing services	$6,618	$4,474
Research and development services and license fees	4,225	2,022
Bonuses and related employee compensation expenses	2,324	4,237
Tax liabilities	1,094	642
Consultant and other fees	266	586
Legal fees	164	138
Total	$14,691	$12,099

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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On August 14, 2024, the Company entered into an office lease agreement, effective as of September 8, 2024, to lease approximately 2,000 square feet of additional office space at its existing office located at Rua Manuel Pinto de Azevedo 860, 4150-335, Porto, Portugal. This lease has a 2-year initial term, with two extendable periods of 3 years each. The Company currently expects that this lease will be extended until October 2029.
The weighted average remaining lease term and weighted average discount rate for the operating leases as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	22 months	29 months
Weighted average discount rate	4.6%	4.7%
The future minimum annual lease payments under these operating leases as of December 31, 2025 are as follows:

(in thousands)
Fiscal Year	Amount
2026	$1,272
2027	147
2028	147
2029	100
Thereafter	—
Total lease payments	1,666
Less imputed interest	(58)
Total lease liabilities	1,608
Less: Short-term portion of operating lease liabilities	(1,234)
Long-term portion of operating lease liabilities	$374
Operating cash outflows for amounts included in the measurement of lease liabilities were $1,555 thousand, $1,475 thousand and $422 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company recorded the following lease and variable lease expenses for the years ended December 31, 2025, 2024 and 2023:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease expense	$1,460	$1,424	$400
Variable lease expense (1)	54	16	—
Total lease expense	$1,514	$1,440	$400
(1) Variable lease expense resulting from increased lease payments linked to changes in the reference index.

Note 11 — Employee Benefit Plans
The Company operates a defined benefit pension plan in Switzerland (“the Plan”) and a defined contribution pension plan in the United Kingdom, in accordance with local regulations and practices. As of December 31, 2025, the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment.
A summary of the changes in projected benefit obligations (“PBO”) and plan assets is presented below:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Beginning PBO	$2,921	$2,494	$1,322
Service cost	331	281	123
Interest cost	33	33	31
Contributions by plan participants	342	260	200
Actuarial (gain) losses	(430)	41	488
Benefits paid	891	11	230
Foreign currency exchange rates changes	469	(199)	208
Plan amendment	—	—	(108)
Ending PBO	$4,557	$2,921	$2,494

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Beginning fair value of plan assets	$2,300	$1,911	$1,040
Expected return on plan assets	81	60	37
Return on plan assets above (below) expected return	197	(47)	49
Contributions by the employer	342	260	200
Contributions by plan participants	342	260	200
Benefits paid	891	11	230
Foreign currency exchange rates changes	413	(155)	155
Ending fair value of plan assets	$4,566	$2,300	$1,911
Amounts recorded on the consolidated balance sheets:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2025	December 31, 2024
Fair value of plan assets	$4,566	$2,301
Present value of projected benefit obligation	(4,557)	(2,921)
Funded status	$9	$(620)
Amounts recorded in "Accumulated other comprehensive income":

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Actuarial (gain) loss beginning of year	$322	$235	$(102)
Actuarial (gain) loss of current year	(639)	87	444
Amortization	(13)	(10)	—
Prior service (cost) credit recognized in current year	11	10	(107)
Total	$(319)	$322	$235
Weighted average assumptions used to calculate the projected benefit obligation are summarized in the table below:

	December 31, 2025		December 31, 2024
Discount rate	1.35%	p.a.	1.00%	p.a.
Expected return on plan assets	3.20%	p.a.	2.70%	p.a.
Inflation	0.70%	p.a.	1.00%	p.a.
Long-term expected rate of salary increase	1.20%	p.a.	1.50%	p.a.
Service cost of $331 thousand, $281 thousand, and $123 thousand was recognized in the net periodic benefit cost for the years ended December 31, 2025, 2024, and 2023, respectively.
The allocation of plan assets is presented below:

	December 31, 2025	December 31, 2024
Equities	38.00%	34.00%
Bonds	22.00%	32.00%
Mortgages	5.00%	4.00%
Liquidity	1.00%	1.00%
Real estate	24.00%	26.00%
Alternative investments	7.00%	3.00%
Infrastructure	3.00%	—%
The fair value of plan assets is determined based on Level 2 inputs. As all members of the Plan are active, no future expected benefit payments are currently being made and are not foreseen to occur within the next ten years. For fiscal year 2026, the Company presently anticipates contributing an estimated amount of $342 thousand to fund the Plan.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Shareholders’ Equity
Class A Ordinary Shares
As of December 31, 2025, there were 71,373,579 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share.
Class C Ordinary Shares
As of December 31, 2025, there were no Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, with a par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.
At the closing of the Business Combination, MoonLake, MoonLake AG, and the ML Parties entered into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would enjoy if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposed certain transfer and other restrictions on the ML Parties, (ii) provided for the waiver of certain statutory rights and (iii) established certain mechanics whereby MoonLake and each of the ML Parties were able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares as defined by the Business Combination Agreement equal to 33.638698 (the "Exchange Ratio"). During the year ended December 31, 2023, pursuant to the A&R Shareholders’ Agreement, 333,486 MoonLake AG Common Shares and 11,218,035 Class C Ordinary Shares were converted into 11,218,035 Class A Ordinary Shares. During the year ended December 31, 2024, pursuant to the A&R Shareholders’ Agreement, 48,972 MoonLake AG Common Shares and 1,647,354 Class C Ordinary Shares were converted into 1,647,354 Class A Ordinary Shares. During the year ended December 31, 2025, pursuant to the A&R Shareholders’ Agreement, 25,009 MoonLake AG Common Shares and 841,269 Class C Ordinary Shares were converted into 841,269 Class A Ordinary Shares. As of December 31, 2025, all remaining issued and outstanding Class C Ordinary Shares had been converted into Class A Ordinary Shares. The A&R Shareholders' Agreement automatically terminated with the last conversion on December 19, 2025. The foregoing description of the A&R Shareholders’ Agreement is not complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the A&R Shareholders’ Agreement filed as an exhibit on the Company's Current Report on Form 8-K filed with the SEC on April 11, 2022.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 31, 2023, the Company entered into a Sales Agreement with Leerink Partners (the “August 2023 Sales Agreement” and, together with the May 2023 Sales Agreement, the “Sales Agreements”), through which the Company could issue and sell up to $350.0 million of its Class A Ordinary Shares (the “August 2023 ATM Shares”), through Leerink Partners as its sales agent. The August 2023 ATM Shares to be sold under the August 2023 Sales Agreement, if any, would be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. As of December 31, 2025, there was $265.0 million remaining for future sales under the August 2023 ATM Sales Agreement.
For the year ended December 31, 2024, the Company sold 914,828 Class A Ordinary Shares through the Sales Agreements for net proceeds of $52.5 million after deducting sales agent's commissions and transaction costs. For the three months and year ended December 31, 2025, there were no sales under the August 2023 Sales Agreement.
Public Offerings of Class A Ordinary Shares
On June 27, 2023, the Company entered into an underwriting agreement with Leerink Partners and Guggenheim Securities LLC as the representatives of the underwriters named therein, to issue and sell 8,000,000 Class A Ordinary Shares at a public offering price of $50.00 per share (the “2023 Offering”). In addition, the Company granted the underwriters an option for a period of 30 days to purchase up to an additional 1,200,000 Class A Ordinary Shares at the public offering price less the underwriting discounts and commissions (the “Option”), and such Option was exercised in full by the underwriters. The 2023 Offering closed on June 30, 2023, and net proceeds, including proceeds from the exercise in full by the underwriters of the Option, were $436.7 million, after deducting the underwriting discounts, commissions, and offering expenses in the amount of $23.3 million.
Following the completion of the 2023 Offering, the Company opted to direct a substantial portion of the net proceeds to MoonLake AG. This was executed as a two-step process: (i) the Company acquired the remaining 22,756 MoonLake AG Common Shares held in treasury through a share purchase and assignment agreement formally executed on July 09, 2023 ($38.9 million) and (ii) the Company contributed additional funds to MoonLake AG’s capital reserves through a cash contribution agreement formally executed on July 10, 2023 ($275 million). A stamp duty tax of $2.8 million was levied on the aforementioned capital contribution which the Company has classified as cash flows from financing activities in order to correctly mirror the underlying nature of the transaction.
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
On November 5, 2025, the Company entered into an underwriting agreement with Leerink Partners as the underwriter, to issue and sell 7,142,857 Class A Ordinary Shares at a public offering price of $10.50 per share (the “2025 Offering”). The 2025 Offering closed on November 6, 2025, and net proceeds were $72.4 million, after deducting the underwriting discounts, commissions, and offering expenses in the amount of $2.6 million.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options Exercised under the Equity Incentive Plan
In the years ended December 31, 2025 and 2024, certain participants exercised their stock options under the Equity Incentive Plan (as defined below in Note 14 — Share-Based Compensation) for an aggregate of 27,149 and 48,796 Class A Ordinary Shares and total cash consideration of $480 thousand and $242 thousand, respectively.
There were no options exercised in the year ended December 31, 2023.
Note 13 — Net Loss per Share
The following table sets forth the net loss per share calculations for the years ended December 31, 2025, 2024, and 2023:

(in thousands, except share and per share data)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Numerator
Net loss attributable to controlling interests shareholders	$(227,318)	$(118,936)	$(36,007)
Denominator
Total weighted average number of outstanding shares	64,463,889	62,870,237	49,122,534

Net loss per share – basic and diluted	$(3.53)	$(1.89)	$(0.73)
There were 2,348,038, 972,476, and 312,400 common stock equivalents outstanding in the form of stock options and restricted stock awards under the Equity Incentive Plan (as defined below in Note 14 — Share-Based Compensation) as of December 31, 2025, 2024, and 2023, respectively, that have been excluded from the calculation of net loss per share – diluted as their effect would be anti-dilutive.
Class C Ordinary Shares have been excluded from the weighted average number of outstanding shares used to calculate the net loss per share – basic and diluted as they do not carry economic rights.
Note 14 — Share-Based Compensation
As of December 31, 2025, the Company had the following share-based compensation arrangements:
a.Restricted Founder Shares (as defined below) – created in April 2021 by MoonLake AG (fully vested as of April 2023);
b.The Employee Share Participation Plan (“ESPP”) – created in July 2021 by MoonLake AG;
c.The Employee Stock Option Plan (“ESOP”) – created in July 2021 by MoonLake AG (fully vested as of January 2024);
d.MoonLake Immunotherapeutics 2022 Equity Incentive Plan ("Equity Incentive Plan") – created in April 2022 by MoonLake.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As a result of this administrative conversion, the two plans which remain active as of December 31, 2025 are the ESPP and Equity Incentive Plan, whereas the Restricted Founder Shares and ESOP are fully vested as of April 2023 and January 2024, respectively.
For the years ended December 31, 2025, 2024, and 2023, the Company has recognized an increase in equity in the consolidated balance sheets due to share-based compensation expense in the consolidated statements of operations and comprehensive loss of $12.9 million, $7.3 million, and $7.1 million, respectively. The share-based compensation expense was mainly driven by the aforementioned two active share-based compensation plans and programs:

(in thousands)
Compensation Plan	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
MoonLake AG Restricted Founder Shares	$—	$—	$1,574
ESPP	2,940	2,933	3,353
ESOP	(18)	—	974
Equity Incentive Plan	9,976	4,349	1,205
Total share-based compensation expense	$12,898	$7,282	$7,106
Of which: included in research and development expense	3,938	1,971	1,525
Of which: included in general and administrative expense	8,960	5,311	5,581
The Company expects that all future employee awards will be made under the Equity Incentive Plan. As of December 31, 2025, 1,836,618 Class A Ordinary Shares from the authorized pool of 4,353,948 Class A Ordinary Shares remain available for future grants, and 2,156,512 Class A Ordinary Shares are reserved for issuance upon exercise of stock options granted under the Equity Incentive Plan.
Restricted Founder Shares 2021-2023 - MoonLake AG
On April 28, 2021, the shareholders’ agreement between the co-founders, the Series A investors and MoonLake AG imposed a reverse vesting condition on 90% of the total 110,000 Common Shares (the equivalent of 3,700,257 Class C Ordinary Shares) held by each of the three co-founders. Therefore, 99,000 Common Shares (the equivalent of 3,330,231

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class C Ordinary Shares) held by each of the co-founders were subject to these restrictions and considered unvested (the “Restricted Founder Shares”). The Restricted Founder Shares vested on the 28th of each month at a rate of 4.166% over a period of two years until April 28, 2023. In the event of a termination of the contractual relationship of the relevant co-founder before the end of the vesting period, MoonLake AG in first priority, or any third-party designated by it, and the other shareholders in second priority pro rata to their shareholdings, had an option to purchase all or a pro rata portion of the leaver shares that remained unvested on the effective day of the termination at nominal value of CHF 0.10.
Employee Share Participation Plan 2021-2026 - MoonLake AG
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

ESPP	Number of Shares	Weighted-Average Grant Date Fair Value
Awards unvested as of January 1, 2025	319,769	$10.00
Awards vested for the year ended December 31, 2025	(293,867)	10.00
Awards unvested as of December 31, 2025	25,902	$10.00
As of December 31, 2025, MoonLake AG had $0.1 million of total unrecognized compensation expense related to the ESPP that will be recognized over the weighted average period of 0.05 years. All ESPP awards, including those unvested, have been converted to Class A Ordinary Shares.
Employee Stock Option Plan 2021-2025 - MoonLake AG
The ESOP grants vested 25% on each anniversary of the grant date. In the event of a termination of the contractual relationship between the Company and the entitled employee, options could be forfeited by MoonLake AG if certain conditions were met. The awards featured an accelerated vesting condition linked to a “Change of Control”, defined as any transfer of shares that resulted in the proposed acquirer holding more than 50% of the then issued share capital of MoonLake AG or the Company, as the case may be, where all the outstanding awards (whether currently outstanding or granted in the future) would have been deemed fully vested.

ESOP	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Awards outstanding as of January 1, 2025	98,393	$1.50	$5,180	6.73
Awards exercised for the year ended December 31, 2025	(93,347)	1.30	n/a	n/a
Awards forfeited for the year ended December 31, 2025	(5,046)	5.25	n/a	n/a
Awards outstanding as of December 31, 2025	—	$—	$—	$—

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average assumptions for the awards issued during the year ended December 31, 2023(4)
Estimated fair value of the option on the grant date using Black-Scholes model ($)	25.53
Exercise price ($)	37.11
Expected term of the award on the grant date (years) (1)	6
Expected volatility of the share price (2)	75%
Risk-free interest rate (3)	4%
Expected dividend rate	—%
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
The Equity Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units, restricted stock, and other share-based awards and for incentive bonuses, which may be paid in cash, Common Shares or a combination thereof, as determined by the compensation committee of the board of directors or such other committee as designated by the board of directors to administer the Equity Incentive Plan. The Equity Incentive Plan shall remain available for the grant of awards until the 10th anniversary of the Effective Date.

Equity Incentive Plan (Options)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Awards outstanding as of January 1, 2025	972,476	$24.94	$28,588	8.18
Awards granted for the year ended December 31, 2025	1,358,127	26.44	n/a	n/a
Awards exercised for the year ended December 31, 2025	(27,149)	17.68	n/a	n/a
Awards forfeited for the year ended December 31, 2025	(146,942)	42.87	n/a	n/a
Awards outstanding as of December 31, 2025	2,156,512	$24.76	$3,700	8.52
Awards exercisable as of December 31, 2025	622,487	$16.77	$3,222	6.31
The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
The total intrinsic value of options exercised was $0.9 million and $2.3 million for the years ended December 31, 2025 and 2024, respectively. No options were exercised for the year ended December 31, 2023.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the Company had $23.6 million of total unrecognized compensation expense related to options under the Equity Incentive Plan that will be recognized over the weighted average period of 2.58 years.

Weighted average assumptions for the awards issued during	Year Ended December 31, 2025	Year Ended December 31, 2024(4)	Year ended December 31, 2023
Estimated fair value of the option on the grant date using Black-Scholes model ($)	18.08	31.82	25.58
Exercise price ($)	26.44	46.36	37.22
Expected term of the award on the grant date (years) (1)	6	6	6
Expected volatility of the share price (2)	75%	75%	75%
Risk-free interest rate (3)	4.0%	4.3%	4%
Expected dividend rate	—%	—%	—%
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
(4) The issued awards exclude awards that were converted from the ESOP to the EIP as of January 1, 2024.

Equity Incentive Plan (Restricted Stock Awards)	Number of Shares	Weighted-Average Grant Date Fair Value
Awards unvested as of January 1, 2025	—	$—
Awards granted for the year ended December 31, 2025	191,526	41.77
Awards unvested as of December 31, 2025	191,526	$41.77

Weighted average assumptions for the awards issued during the nine months ended December 31, 2025
Estimated fair value of Common Shares on the grant date ($)	41.77
As of December 31, 2025, the Company had $6.3 million of total unrecognized compensation expense related to restricted stock awards under the Equity Incentive Plan that will be recognized over the weighted average period of 3.17 years.
Note 15 — Income Taxes
The Company's effective tax rate (“ETR”) was (0.3)%, (0.2)%, and (0.3)% for the years ended December 31, 2025, 2024, and 2023, respectively. The Company is not aware of any items that would cause the quarterly or period-to-date ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the Company's loss before income taxes and the income tax provision recorded was primarily attributable to the change in the valuation allowance. The Company continues to incur losses for the Cayman Island and Swiss entity and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not.
The Company's main operating affiliate, MoonLake AG, is subject to taxation in the Canton of Zug, Switzerland. For the years ended December 31, 2025, 2024, and 2023, the Company did not incur any significant income tax expense or benefit, as the Company incurred tax losses and provided a full valuation allowance.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of loss before income tax were as follows:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Switzerland	$(229,118)	$(120,417)	$(43,470)
Foreign	(592)	(545)	(515)
Total	$(229,710)	$(120,962)	$(43,985)
The reconciliation of taxes at the federal statutory rate to the Company’s provision for income taxes is as follows:

	Year Ended December 31, 2025
(in thousands, except percentages)	Amount	Percent
Statutory federal income tax rate(1)	$(19,525)	8.5%
State and local income tax, net of federal income tax effect(2)	455	(0.2)%
Changes in valuation allowance	19,238	(8.4)%
Nontaxable or nondeductible expense	217	(0.1)%
Other adjustments	226	(0.1)%
Effective tax rate	$611	(0.3)%

(1) The statutory income tax rate utilized is the federal (national) Switzerland tax rate which is the Company's country of domicile.
(2) Cantonal & local taxes in the Canton of Zug comprise 100% of this category.

Below is a tabular rate reconciliation previously disclosed for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Statutory income tax rate	11.8%	11.8%
Effect of income taxed at different rates	(0.3)%	(0.4)%
Changes in prior year estimates	—%	(0.5)%
Utilization of unrecognized losses	—%	0.6%
Changes in valuation allowance	(11.3)%	0.5%
Nondeductible expense	(0.5)%	(12.3)%
Total	(0.2)%	(0.3)%
Significant components of the Company’s deferred tax assets (liabilities) were:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2025	December 31, 2024
Intangible assets	$4,437	$4,491
Defined benefit plan	—	74
Lease liabilities	37	64
Net operating loss carry forward	47,241	20,373
Total deferred tax assets	51,715	25,002
Operating lease right-of-use assets	(37)	(70)
Defined benefit plan	(1)	—
Total deferred tax liabilities	(38)	(70)
Total deferred tax assets (net)	51,677	24,932
Valuation allowance	(51,677)	(24,932)
Total deferred tax (net)	$—	$—
As of December 31, 2025, the Company’s net deferred tax assets before valuation allowance were $51.7 million. In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the weight of all evidence, the Company has determined that it is not more likely than not that the net deferred tax assets will be realized. Therefore, a valuation allowance of $51.7 million has been recorded against the deferred tax assets.
As of December 31, 2025, MoonLake AG had net operating losses of approximately $403.5 million of which $12.6 million will expire in 2028, $44.0 million will expire in 2029, $115.3 million will expire in 2031, and $231.6 million will expire in 2032.
The Company’s net operating losses will not be subject to any limitation due to change in ownership according to Swiss Income Tax Law.
The Company has no unrecognized tax benefits and does not expect that uncertain tax benefits will change significantly in the next twelve months.
Cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was $799 thousand, of which, $598 thousand was paid to the United Kingdom and $201 thousand was paid to Portugal.

Cash paid for income taxes, net of refunds, during the year ended December 31, 2024 and 2023 was $147 thousand and $42 thousand, respectively.
Note 16 — Commitments and Contingencies
Commitments
The Company has entered into agreements as of December 31, 2025 primarily regarding the clinical and non-clinical development services with contract research organizations (“CROs”), as well as supply and logistics services with contract manufacturing organizations, for the advancement of SLK. As of December 31, 2025, the total committed expense under these agreements amounted to $204.9 million.
The Company's In-License Agreement with MHKDG includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($351.7 million using a December 31, 2025 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK Program, the Company, at its sole discretion, can terminate all or part of the SLK Program. As of December 31, 2025, the Company made a total of €7.5 million ($8.1 million using the then applicable exchange rate) in additional milestone payments.
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
As of December 31, 2025, the Company's single operating segment had not generated revenue from any programs or services. The accounting policies of the segment are the same as those described in the Note 2 — Basis of Presentation and Significant Accounting Policies section. The measure of segment assets is reported on the consolidated balance sheets as total assets. The measure of segment profit or loss is reported on the consolidated statement of operations and comprehensive loss as net loss. The CODM uses this as a starting point alongside significant non-cash items and working capital changes to evaluate cash burn and determine financial sustainability, cost management patterns and overall business viability as the clinical trials progress. The CODM also uses this to manage operations and ensure the most efficient use of Company resources against current budgets, alignment with strategic goals and preparation of future forecasts.
Significant Segment Expenses
The measure of significant segment expenses is reported in the accompanying consolidated statements of operations and comprehensive loss as "Research and development" and "General and administrative" for the years ended December 31, 2025, 2024, and 2023, respectively.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-cash share-based compensation is reported in Note 14 — Share-Based Compensation for the years ended December 31, 2025, 2024, and 2023. Non-cash depreciation and amortization for the years ended December 31, 2025, 2024, and 2023 was $2.6 million, $1.4 million, and $0.4 million, respectively.
Geographical Data
Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets by geographical area as of December 31, 2025 and 2024 are as follows:

(in thousands)
Country	December 31, 2025	December 31, 2024
Switzerland	$322	$610
United Kingdom	804	1,777
Portugal	1,017	1,257
Total	$2,143	$3,644

Note 18 — Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through the date the financial statements were issued and determined that the following subsequent event requires disclosure in the financial statements.
On February 20, 2026 (the “Amendment Date”), the Company executed a first amendment to the Loan and Security Agreement (the “Amendment”), pursuant to which the parties agreed to, among other things, revise available tranches, milestone dates, and financial covenants, resulting in $25.0 million drawn as a second tranche upon execution of the Amendment, and up to $400.0 million remaining available as future tranches.
Additional information about the Amendment is set forth in the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 23, 2026.