Form 10-Q
period 2026-03-31
MoonLake Immunotherapeutics
filed 2026-05-11
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, there were 73,615,396 of the registrant's Class A Ordinary Shares, $0.0001 par value (the “Class A Ordinary Shares”) issued and outstanding.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MOONLAKE IMMUNOTHERAPEUTICS
s
s
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$298,490	$334,517
Short-term marketable debt securities	59,431	59,451
Other receivables	5,763	4,869
Prepaid expenses	32,957	22,857
Total current assets	396,641	421,694

Non-current assets
Operating lease right-of-use assets	1,857	1,566
Property and equipment, net	532	577
Other non-current assets	1,344	596
Total non-current assets	3,733	2,739
Total assets	$400,374	$424,433

Liabilities and Equity
Current liabilities
Trade and other payables	$23,380	$29,553
Accrued expenses and other current liabilities	21,814	14,691
Short-term portion of operating lease liabilities	920	1,234
Total current liabilities	46,114	45,478

Non-current liabilities
Long-term debt	99,018	74,100
Long-term portion of operating lease liabilities	865	374
Pension liability	353	—
Total non-current liabilities	100,236	74,474
Total liabilities	146,350	119,952
Commitments and contingencies (Note 15)

Shareholders' equity
Class A Ordinary Shares: $0.0001 par value per share; 500,000,000 shares authorized; 72,134,066 shares issued and outstanding as of March 31, 2026; 71,373,579 shares issued and outstanding as of December 31, 2025	7	7
Additional paid-in capital	786,313	766,781
Accumulated deficit	(532,618)	(462,911)
Accumulated other comprehensive income	322	604
Total shareholders’ equity	254,024	304,481
Total liabilities and shareholders' equity	$400,374	$424,433
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Operating expenses
Research and development	$(54,515)	$(36,459)
General and administrative	(15,509)	(11,026)
Total operating expenses	(70,024)	(47,485)
Operating loss	(70,024)	(47,485)

Interest expense	(2,269)	(18)
Other income, net	3,208	7,097
Loss before income tax	(69,085)	(40,406)

Income tax expense	(622)	(153)
Net loss	$(69,707)	$(40,559)
Of which: net loss attributable to controlling interests shareholders	(69,707)	(39,944)
Of which: net loss attributable to noncontrolling interests shareholders	—	(615)

Net unrealized gain (loss) on marketable securities and short-term investments	77	(2,756)
Actuarial gain (loss) on employee benefit plans	(359)	95
Other comprehensive loss	(282)	(2,661)
Comprehensive loss	$(69,989)	$(43,220)
Comprehensive loss attributable to controlling interests shareholders	(69,989)	(42,564)
Comprehensive loss attributable to noncontrolling interests	—	(656)

Weighted-average number of Class A Ordinary Shares, basic and diluted	71,273,650	63,233,788
Basic and diluted net loss per share attributable to controlling interests shareholders	$(0.98)	$(0.63)
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

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(in thousands except share data)	Shares	Amount
Balance at January 1, 2026	71,373,579	$7	$766,781	$(462,911)	$604	$304,481
Share-based compensation under the Employee Share Participation Plan and MoonLake Immunotherapeutics 2022 Equity Incentive Plan	—	—	13,355	—	—	13,355
Issuance of Restricted Stock Awards under the MoonLake Immunotherapeutics 2022 Equity Incentive Plan	354,296	—	—	—	—	—
Options exercised under the MoonLake Immunotherapeutics 2022 Equity Incentive Plan	69,632	—	170	—	—	170
Issuance of Class A Ordinary Shares, net of transaction costs	336,559	—	6,007	—	—	6,007
Net loss for the three months ended March 31, 2026	—	—	—	(69,707)	—	(69,707)
Other comprehensive loss	—	—	—	—	(282)	(282)
Balance at March 31, 2026	72,134,066	$7	$786,313	$(532,618)	$322	$254,024
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flow from operating activities
Net loss	$(69,707)	$(40,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	845	378
Share-based compensation expense	13,355	2,290
Net periodic pension benefit gain (loss) for the qualified pension plan	11	(4)
Other non-cash items	422	124
Changes in operating assets and liabilities:
Other receivables	(894)	(146)
Operating lease right-of-use assets	(30)	—
Prepaid expenses	(10,100)	273
Other non-current assets	(749)	(1,698)
Trade and other payables	(6,173)	3,013
Operating lease liabilities	(389)	(255)
Accrued expenses and other current liabilities	7,123	(1,556)
Net cash flow used in operating activities	(66,286)	(38,140)

Cash flow from investing activities
Purchase of short-term marketable debt securities	(59,068)	(88,548)
Proceeds from maturities of short-term marketable debt securities	59,166	144,829
Purchase of property and equipment	—	(35)
Net cash flow provided by investing activities	98	56,246

Cash flow from financing activities
Proceeds from long-term debt, net of issuance costs	24,467	73,022
Issuance of Class A Ordinary Shares, net of transaction costs	6,007	—
Proceeds from options exercised under the MoonLake Immunotherapeutics 2022 Equity Incentive Plan	170	—
Proceeds from options exercised under Employee Stock Option Plan	—	100
Net cash flow provided by financing activities	30,644	73,122

Effect of movements in exchange rates on cash held	(483)	(88)
Net change in cash and cash equivalents	(36,027)	91,140

Cash and cash equivalents, beginning of period	334,517	180,426
Cash and cash equivalents, end of period	$298,490	$271,566

Supplementary disclosure of cash flow information:
Cash paid for interest	$1,819	$—
Non-cash operating lease right-of-use assets obtained in exchange for lease obligations	$567	$—
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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
The Company, a Cayman Islands exempted company was originally incorporated on August 13, 2020 under the name Helix Acquisition Corp. (“Helix”) as a special purpose acquisition company, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. On April 5, 2022, Helix consummated such business combination with MoonLake Immunotherapeutics AG (“MoonLake AG”), a stock-based company incorporated in Switzerland in 2021, pursuant to that certain business combination agreement, dated October 4, 2021 (the “Business Combination Agreement”), by and among Helix, MoonLake AG, the existing equityholders of MoonLake AG set forth on the signature pages to the Business Combination Agreement and the equityholders of MoonLake AG that executed joinders to the Business Combination Agreement (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix, and the representative of the ML Parties (such transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”). Pursuant to the Business Combination Agreement, Helix changed its name from “Helix Acquisition Corporation” to “MoonLake Immunotherapeutics”, and MoonLake AG merged with and into Helix, with MoonLake AG as the surviving company in the Business Combination and, after giving effect to such Business Combination, MoonLake AG became a subsidiary of the Company. For financial accounting and reporting purposes, MoonLake AG was deemed the accounting acquirer and Helix was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include those of the Company and its subsidiaries, MoonLake AG, a Swiss stock corporation (Aktiengesellschaft) registered with the commercial register of the Canton of Zug, Switzerland under the number CHE-433.093.536, MoonLake Immunotherapeutics Ltd., a private limited company incorporated in the United Kingdom, and MNLK Immunotherapeutics, Unipessoal Lda, a private limited company incorporated in Portugal, after elimination of all intercompany accounts and transactions. The accompanying unaudited condensed consolidated financial statements and notes hereto have been prepared in conformity with U.S. GAAP as set forth by the Financial Accounting Standards Board (“FASB”) and in conformity with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASU”) of the FASB.
In the opinion of management, all material adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the entire fiscal year or any other period. The unaudited condensed consolidated financial information for the three months ended March 31, 2026 and

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
2025 have been prepared on the same basis as and should be read in conjunction with MoonLake’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in MoonLake’s Annual Report on Form 10-K.
All amounts are presented in U.S. Dollar (“$”) unless otherwise indicated. The term “CHF” refers to the legal currency of Switzerland, “GBP” refers to the legal currency of the United Kingdom, and “€” and “Euro” refer to the legal currency of Portugal.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses. The significant judgments, estimates and assumptions relevant to the Company relate to:
•the fair value of share-based compensation;
•the recoverability of the deferred tax asset; and
•accruals in connection with the completion of clinical trial milestones.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
realized. Realized gains and losses on available-for-sale debt securities are computed based upon the historical cost of these securities, using the specific identification method.
Interest income is recognized when earned. Realized gains and losses are included in “Other income, net” and the cost of securities sold is determined using the specific-identification method.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in large financial institutions which, at times, may exceed the CHF 100 thousand deposit protection limit in Switzerland, the $250 thousand Federal Deposit Insurance Corporation deposit insurance coverage limit in the United States, the GBP 120 thousand Financial Services Compensation Scheme deposit protection limit in the United Kingdom, or the €100 thousand Fundo de Garantia de Depósitos deposit protection limit in Portugal. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. Additionally, the Company ensures further protection against credit risk by diversifying its cash holdings across a variety of credit institutions, thereby minimizing the potential impact of any adverse events on a single institution. Further, the Company's investment strategy for cash (in excess of current business requirements) is set to invest in short-term marketable debt securities. Management actively monitors credit risk in the investment portfolio. Credit risk exposures are controlled in accordance with policies approved by the board of directors to identify, measure, monitor and control credit risks.
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
Long-Term Debt
Long-term debt is recognized as the amount of cash proceeds received plus the accreted present value of the End of Term Charge (as defined in the First Amended Loan and Security Agreement, as defined in Note 4 — Debt), less the unamortized End of Term Charge, debt issuance costs, and debt discount. It is subsequently reported at amortized cost. Interest expense is calculated using the effective interest method and any difference between the proceeds (net of

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
unamortized debt discount, debt issuance costs, End of Term Charge, and accreted present value of End of Term Charge) and the principal amount is recognized through interest expense over the estimated life of the related debt. For the undrawn term loan tranches, allocated issuance costs are recorded as deferred charges - long-term debt, which is included in “Other non-current assets” on the Company’s condensed consolidated balance sheets until drawn. In the case of a milestone event not being met or the tranche availability window expiring undrawn, the deferred asset will be recorded as interest expense on the Company's condensed consolidated statements of operations and comprehensive loss.
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
MoonLake does not have any finance leases. As of March 31, 2026, the Company has five operating leases related to the office spaces located in (i) Dorfstrasse 29, 6300, Zug, Switzerland (comprised of two leases), (ii) 95 Regent Street, CB2 1AW, Cambridge, England, United Kingdom, and (iii) Rua Manuel Pinto de Azevedo 860, 4150-335, Porto, Portugal (comprised of two leases). The operating leases are recognized over a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in the leases is not readily determinable, the Company uses the incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments.
Leases with an initial term of 12 months or less and that do not have the option to purchase the underlying asset are not recorded on the balance sheets, with lease expense for these leases recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property.
Property and Equipment
Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to five years. As of March 31, 2026, property and equipment, net relates to information technology, office equipment, and leasehold improvements.
Impairment of Long-Lived Assets
The Company reviews all long-lived assets, which consist of operating lease right-of-use assets, and property and equipment, whenever events or changes in circumstance indicate that these assets may not be recoverable. When evaluating long-lived assets, if the Company concludes that the estimated undiscounted cash flows attributable to the assets are less than their carrying value, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values, which could adversely affect its results of operations. There was no impairment of long-lived assets for the three months ended March 31, 2026 and 2025.
Research and Development Contract Costs and Accruals
Research and development expenses include employee payroll, consulting, contract research, and contract manufacturing costs attributable to research and development activities and manufacturing of pre-launch inventory, which are expensed as incurred.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
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
The fair value of the common stock granted under the ESPP (as defined in Note 13 — Share-Based Compensation) was historically estimated by management with reference to the market-based transaction with its Series A investors, as there was no public market for the common stock.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
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
Gains or losses from foreign currency translations are included in the condensed consolidated statements of operations and comprehensive loss in “Other income, net”. The Company recognized a net foreign currency transaction gain of $56 thousand for the three months ended March 31, 2026, and a net foreign currency transaction loss of $35 thousand for the three months ended March 31, 2025.
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
Net Loss per Class A Ordinary Share
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
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
Pensions
The Company accounts for pension assets and liabilities, which requires the recognition of the funded status of pension plans in the Company’s condensed consolidated balance sheets. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method. The projected benefit obligation represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before the balance sheet date. Service costs for such pension plans, represented in the net periodic pension benefit cost, are included in the personnel expenses of the various functions where the employees are engaged. The other components of net benefit cost are included in the condensed consolidated statements of operations and comprehensive loss separately from the service cost component, in “Other income, net”. Plan assets are recorded at their fair value.
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
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which introduces a new scope exception to derivative accounting for non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract, such as regulatory approval. Although it is effective for fiscal years beginning after December 15, 2026, the Company adopted early a modified retrospective application of ASU 2025-07 during the three months ended March 31, 2026. The adoption of ASU 2025-07 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures for the three months ended March 31, 2026.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure, which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. It is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03. In January 2025, the FASB issued ASU 2025-01 to clarify that all public entities, including non-calendar year-end entities, should adopt the disclosure requirements of ASU 2024-03. The Company is currently evaluating the impact this will have on its consolidated financial statements and related disclosures.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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
The Company's ability to generate revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of SLK in one or more indications, which is expected to take a number of years. The Company expects to continue to incur substantial expenses and operating losses for at least the next two years as the Company continues the development of SLK and prepares for commercial launches. It is expected that operating losses will fluctuate notably from year to year depending on the timing of the Company's planned clinical development programs, efforts to achieve regulatory approval, and planned marketing and sales expenditures leading up to a commercial launch.
The Company incurred a loss of $69.7 million for the three months ended March 31, 2026. As of March 31, 2026, the Company’s current assets exceeded its current liabilities by $350.5 million.
As of March 31, 2026, the Company had $357.9 million of cash and cash equivalents and short-term marketable debt securities. Based on the Company's current operating plan and proceeds received from the issuance of Class A Ordinary Shares under the Sales Agreement (as defined below) subsequent to the reporting period, management believes that the Company has sufficient capital to fund its operations and capital expenditures to the end of 2027.

Note 4 – Debt
On March 31, 2025 (the “Closing Date”), MoonLake as a guarantor entered into a loan and security agreement (the “Original Loan and Security Agreement”) with its subsidiary, MoonLake AG, as borrower, the lenders party thereto (the “Lenders”), and Hercules Capital, Inc. (“Hercules”), as the administrative and collateral agent for itself and the Lenders. The Loan and Security Agreement provided a non-dilutive senior secured term loan facility (the “Original Credit Facility”) comprised of five tranches of up to an aggregate principal amount of $500.0 million. The Credit Facility matures on April 1, 2030 and bears interest at an annual rate equal to the greater of (i) prime rate as reported in The Wall Street Journal plus 1.45% and (ii) 8.45%, subject to a 0.25% reduction upon achievement of the U.S. Food and Drug Administration's (“FDA”) approval of a Biologics License Application (“BLA”) for SLK.
On February 20, 2026 (the “Amendment Closing Date”), the Company executed the First Amendment to the Loan and Security Agreement (the “First Amended Loan and Security Agreement” and, together with the Original Loan and Security Agreement, the “Loan and Security Agreement”) with, among others, Hercules, as administrative and collateral agent for the Lenders, which amended the Original Loan and Security Agreement. The Loan and Security Agreement provides for a non-dilutive senior secured term loan facility (the “Amended Credit Facility” and, together with the

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Original Credit Facility, the “Credit Facility”) comprised of six tranches of up to an aggregate principal amount of $500.0 million.
The Credit Facility comprises:
a.A first tranche (the “Tranche 1 Loan”) in an aggregate principal amount of $75.0 million fully funded on the Closing Date,
b.A second tranche (the “Tranche 2 Loan”) in an aggregate principal amount of $25.0 million fully funded on the Amendment Closing Date,
c.Subject to the Company's announcement that the IZAR-1 and IZAR-2 Phase 3 studies of SLK in patients with active psoriatic arthritis each achieved their protocol-specified primary endpoint and that the efficacy and safety data available to the Company together support the planned commercialization strategy and outlook of the Company (the “Tranche 3 Milestone”), a third tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 3 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) March 15, 2027,
d.Subject to MoonLake’s announcement that the VELA-1 and VELA-2 Phase 3 studies of SLK in adult patients with moderate to severe hidradenitis suppurativa each demonstrated clinically meaningful improvements across the 52-week endpoints with SLK having demonstrated an acceptable safety profile, which together support (x) the planned commercialization strategy and outlook of the Company and (y) the filing of the BLA for SLK with the FDA for an indication for use generally consistent with the population studied in VELA-1 and VELA-2 of patients with moderate to severe hidradenitis suppurativa as the next immediate step in development (together, the “Tranche 4 HS Milestone”), and immediately prior to the advance a fourth tranche, MoonLake has closed the previous 10 consecutive trading days with a market capitalization of at least $1,500.0 million; provided that, the first trading day tested cannot be prior to the public announcement of the Tranche 4 HS Milestone (collectively with the Tranche 4 HS Milestone, the "Amended Tranche 4 Milestone"), this fourth tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Amended Tranche 4 Milestone achievement date through the earlier of (i) 60 days following the achievement of the Tranche 4 HS Milestone and (ii) December 15, 2026,
e.Subject to the Company’s achievement of the Tranche 4 HS Milestone and the FDA’s approval of the Company’s submission of a BLA for SLK with an indication for use generally consistent with that sought in the Company’s BLA filing with the FDA and which supports the target product profile for SLK (the “Approval Milestone”) (collectively, the “Tranche 5 Milestone”), a fifth tranche with additional term loans in an aggregate principal amount of up to $100.0 million, available on the Tranche 5 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) December 15, 2027, and
f.Subject to approval by the Lenders’ in their discretion, a sixth tranche (the “Tranche 6 Loan”) of additional term loans in an aggregate principal amount of up to $200.0 million.
As of March 31, 2026, the Company's carrying value of long-term debt and recognized deferred charges on the condensed consolidated balance sheet consists of the following:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

(in thousands)
Non-current liabilities	March 31, 2026	December 31, 2025
Principal amount	$100,000	$75,000
Accreted present value of End of Term Charge	4,956	3,618
Less: Unamortized debt discount, issuance costs, and End of Term Charge	(5,938)	(4,518)
Carrying value	$99,018	$74,100

Non-current assets
Deferred charges - long-term debt	$1,344	$587
Total	$1,344	$587
The effective interest rate on the Tranche 1 and Tranche 2 Loans is 9.93%. For the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $2.3 million and $18 thousand, respectively. A portion of the debt issuance costs related to the undrawn tranches were recognized as deferred charges until drawn. During the period ended December 31, 2025, debt issuance costs related to the previously unavailable tranches were recognized as interest expense, reducing deferred charges. No such expense recognition has occurred during the three months ended March 31, 2026.
The Company may prepay advances in whole at any time subject to a prepayment charge. Upon repayment of all term loans on or after April 1, 2027, the Company is further required to pay an additional charge equal to 6.95% for the Tranche 1 Loan, the Tranche 2 Loan, and any future draws under the Tranche 3 Loan, Tranche 4 Loan, or Tranche 5 Loan; 4.25% for any future draw under the Tranche 6 Loan, and if repayment occurs prior to 24 months, the charge applied will be 4.25% ("End of Term Charge"). As of March 31, 2026, the End of Term Charge is accrued at 6.95% of the Tranche 1 Loan and the Tranche 2 Loan balances and is recorded at present value as an addition to the long-term debt in non-current liabilities whereas the unamortized portion is recorded as contra non-current liabilities. The unamortized End of Term Charge contra liability will be amortized and the present value of the liability will be accreted up to the future value over the loan term as interest expense. The Tranche 1 Loan and the Tranche 2 Loan have a maturity requirement of $100.0 million due in 2030, with no other principal payments due for each of the five years following the date of the latest condensed consolidated balance sheets presented. Additional fees will be payable in connection with the Credit Facility upon drawing of future tranches.
The Loan and Security Agreement allows for the Company to satisfy a portion of the cash interest payments by capitalizing such interest payments as payment-in-kind (“PIK”). No PIK interest relating to the term loan has been recorded and included in the condensed consolidated balance sheet as of March 31, 2026.
The Loan and Security Agreement contains customary covenants, such as financial covenants and certain events of default after which loans under the Credit Facility may be due and payable immediately. The Company was in compliance with all covenants as of March 31, 2026.
All obligations under the Loan and Security Agreement are secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of the Company and material subsidiaries of the Company, including its intellectual property, and is guaranteed by material subsidiaries of the Company, including foreign subsidiaries, subject to certain exceptions.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Note 5 – Fair Value Measurements
The following table presents information about the Company's short-term marketable debt securities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

(in thousands)	March 31, 2026		December 31, 2025
	Level 2	Total	Level 2	Total
Eurocommercial Papers	$29,717	$29,717	$—	$—
Certificates of Deposit	29,714	29,714	59,451	59,451
Total	$59,431	$59,431	$59,451	$59,451
Cash and accounts payable approximate their fair values as of March 31, 2026 and December 31, 2025, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs. The fair value of the long-term debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input as it is not actively traded. As of March 31, 2026, long-term debt of $99.0 million is reported at amortized cost which approximates the fair value.

Note 6 – Investments
The fair value and amortized cost of investments in short-term marketable debt securities by major security type as of March 31, 2026 and December 31, 2025 are as follows:

(in thousands)	March 31, 2026
	Amortized cost	Gross unrealized gains	Fair value
Eurocommercial Papers	$29,536	$181	$29,717
Certificates of Deposit	29,533	181	29,714
Total	$59,069	$362	$59,431
Of which classified within short-term marketable debt securities	59,069	362	59,431

(in thousands)	December 31, 2025
	Amortized cost	Gross unrealized gains	Fair value
Certificates of Deposit	59,166	285	59,451
Total	$59,166	$285	$59,451
Of which classified within short-term marketable debt securities	59,166	285	59,451
The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets, and recognized in “Accumulated other comprehensive income” for the three months ended March 31, 2026 and 2025, respectively:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning balance	$285	$5,407
Other comprehensive income before reclassifications	1,100	2,913
Amounts reclassified from accumulated other comprehensive income	(1,023)	(5,669)
Ending balance	$362	$2,651
As of March 31, 2026, the Company’s marketable debt securities maturities are all due within one year.

Note 7 — Prepaid Expenses

(in thousands)	March 31, 2026	December 31, 2025
Non-clinical research and clinical development services	$16,332	$17,362
Supply and manufacturing services	14,469	3,494
Insurances	551	886
Other prepayments	1,605	1,115
Total	$32,957	$22,857

Note 8 — Accrued Expenses and Other Current Liabilities

(in thousands)	March 31, 2026	December 31, 2025
Supply and manufacturing services	$9,180	$6,618
Research and development services and license fees	8,681	4,225
Bonuses and related employee compensation expenses	2,195	2,324
Tax liabilities	1,395	1,094
Consultant and other fees	363	430
Total	$21,814	$14,691

Note 9 — Leases
In August 2021, the Company entered into an open-ended office lease agreement, effective November 1, 2021, to lease approximately 2,300 square feet of space on the last two floors of the building located at Dorfstrasse 29, 6300 Zug, Switzerland. In March 2026, the contract was reassessed, leading to a new estimated remaining effective duration of the lease period of 3 years, with expected expiration in December 2028.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
On October 13, 2023, the Company entered into an office lease agreement, effective as of October 16, 2023, to lease approximately 6,000 square feet of office space on the first floor of the building located at 95 Regent Street, CB2 1AW, Cambridge, England, United Kingdom. This lease has a 3-year term agreement and is set to expire in October 2026.
On December 12, 2023, the Company entered into an open-ended office lease agreement, effective as of January 15, 2024, to lease approximately 1,700 square feet of additional office space at its existing corporate headquarters located at Dorfstrasse 29, 6300 Zug, Switzerland. In March 2026, the contract was reassessed, leading to a new estimated remaining effective duration of the lease period of 3 years, with expected expiration in December 2028.
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
The weighted average remaining lease term and weighted average discount rate for the operating leases as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term	28 months	22 months
Weighted average discount rate	6.4%	4.6%

The future minimum annual lease payments under these operating leases as of March 31, 2026 are as follows:

(in thousands)
Fiscal Year	Amount
2026 (remainder of the year)	$875
2027	487
2028	458
2029	98
Thereafter	—
Total lease payments	1,918
Less imputed interest	(133)
Total lease liability	1,785
Less current portion of lease liability	(920)
Long-term portion of operating lease liability	$865
Operating cash outflows for amounts included in the measurement of lease liabilities were $381 thousand and $368 thousand for the three months ended March 31, 2026 and 2025, respectively.
The Company recorded the following lease and variable lease expenses for three months ended March 31, 2026 and 2025, respectively:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating lease expense	$369	$364
Variable lease expense	21	11
Total lease expense	$390	$375

Note 10 — Employee Benefit Plans
The Company operates a defined benefit pension plan in Switzerland (the “Plan”) and a defined contribution pension plan in the United Kingdom, in accordance with local regulations and practices. As of March 31, 2026, the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment.
Components of Net Periodic Benefit Cost under the Plan

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Service cost	$143	$76
Interest cost	16	8
Expected return on plan assets	(39)	(19)
Amortization of unrecognized loss	—	3
Prior service credit recognized in current year	(3)	(2)
Net periodic benefit cost	$117	$66

The components of net periodic benefit cost other than the service cost component are included in general and administrative expense in the Company's condensed consolidated statements of operations and comprehensive loss.
Employer Contributions under the Plan
For the three months ended March 31, 2026, contributions of $106 thousand (CHF 83 thousand) were made to the Plan. The Company presently anticipates contributing an additional estimated amount of $319 thousand (CHF 250 thousand) to fund the Plan in 2026 for a total of $425 thousand (CHF 333 thousand).

Note 11 — Shareholders’ Equity
Class A Ordinary Shares
As of March 31, 2026, there were 72,134,066 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Each Class A Ordinary Share entitles the holders thereof to one vote per share.
Class B Ordinary Shares

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
As of March 31, 2026, there were no Class B Ordinary Shares, par value $0.0001 per share (“Class B Ordinary Shares”), issued and outstanding. The Company is authorized to issue up to 50,000,000 Class B Ordinary Shares, with a par value $0.0001 per share. Each Class B Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.
Class C Ordinary Shares
As of March 31, 2026, there were no Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, with a par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.
At the closing of the Business Combination, MoonLake, MoonLake AG and each ML Party entered into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would have enjoyed if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposed certain transfer and other restrictions on the ML Parties, (ii) provided for the waiver of certain statutory rights and (iii) established certain mechanics whereby MoonLake and each of the ML Parties were able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares as defined by the Business Combination Agreement equal to 33.638698 (the “Exchange Ratio”). As of March 31, 2026, all issued and outstanding Class C Ordinary Shares had been converted into Class A Ordinary Shares pursuant to the A&R Shareholders' Agreement, and the A&R Shareholders' Agreement automatically terminated with the last conversion. The foregoing description of the A&R Shareholders' Agreement is not complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the A&R Shareholders' Agreement filed as an exhibit on the Company's Current Report on Form 8-K filed with the SEC on April 11, 2022.
Preference Shares
As of March 31, 2026, there were no preference shares (“preference shares”) issued and outstanding. The Company is authorized to issue up to 5,000,000 preference shares, par value $0.0001 per share. Each preference share entitles the holders thereof to one vote per share, but carries no economic rights.
Equity Offerings
At-the-Market Offering
On August 31, 2023, the Company entered into a Sales Agreement with Leerink Partners (the “Sales Agreement”) through which the Company could issue and sell up to $350.0 million of its Class A Ordinary Shares (the “ATM Shares”), through Leerink Partners as its sales agent. The ATM Shares to be sold under the Sales Agreement are issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. As of March 31, 2026, there was $258.8 million remaining for future sales under the Sales Agreement.
During the three months ended March 31, 2026, the Company sold 336,559 Class A Ordinary Shares under the Sales Agreement at a weighted average share price of $18.28, for aggregate net proceeds of approximately $6.0 million, after deducting sales agent's commissions and transaction costs. For the three months ended March 31, 2025, there were no sales under the Sales Agreement.
Public Offering of Class A Ordinary Shares
On November 5, 2025, the Company entered into an underwriting agreement with Leerink Partners as the underwriter, to issue and sell 7,142,857 Class A Ordinary Shares at a public offering price of $10.50 per share (the “2025 Offering”).

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
The 2025 Offering closed on November 6, 2025, and net proceeds were $72.4 million, after deducting the underwriting discounts, commissions, and offering expenses in the amount of $2.6 million.

Note 12 — Net Loss per Share
The following table sets forth the net loss per share calculations for the three months ended March 31, 2026 and 2025:

(in thousands, except share and per share data)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Numerator
Net loss attributable to controlling interests shareholders	$(69,707)	$(39,944)

Denominator
Total weighted average number of outstanding shares	71,273,650	63,233,788

Net loss per share – basic and diluted	$(0.98)	$(0.63)
There were 3,022,610 and 1,380,339 common stock equivalents outstanding in the form of unexercised stock options and unvested restricted stock awards under the Equity Incentive Plan (as defined below in Note 13 — Share-Based Compensation) as of March 31, 2026 and 2025, respectively, that have been excluded from the calculation of net loss per share – diluted as their effect would be anti-dilutive.
Class C Ordinary Shares have been excluded from the weighted average number of outstanding shares used to calculate the net loss per share – basic and diluted as they do not carry economic rights.

Note 13 — Share-Based Compensation
As of March 31, 2026, the Company had the following share-based compensation arrangements:
a.The Employee Share Participation Plan (the “ESPP”) – created in July 2021 by MoonLake AG (fully vested as of January 2026);
b.The Employee Stock Option Plan (the “ESOP”) – created in July 2021 by MoonLake AG (fully vested as of January 2024);
c.MoonLake Immunotherapeutics 2022 Equity Incentive Plan (the “Equity Incentive Plan”) – created in April 2022 by MoonLake.
The purpose of the arrangements is to attract and retain the best available personnel and to provide participants with additional incentive to increase their efforts on behalf and in the best interest of the Company and its subsidiaries. The reference to “Common Shares” refers to shares in MoonLake AG.
MoonLake AG's compensation plans were settled with its Common Shares and with a number of Class C Ordinary Shares of the Company, determined by multiplying the number of Common Shares by the Exchange Ratio. The owners of Common Shares had the right to exchange their Common Shares for a number of Class A Ordinary Shares derived using the Exchange Ratio. In the event MoonLake AG shareholders elected to exchange their Common Shares, such

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
MoonLake AG shareholder would then forfeit a number of Class C Ordinary Shares equal to the number of Class A Ordinary Shares issued (refer to Note 11 — Shareholders’ Equity - Class C Ordinary Shares).
The Equity Incentive Plan is the only plan which remains active as of March 31, 2026, whereas the ESOP and the ESPP are fully vested as of January 2024, and January 2026, respectively.
For the three months ended March 31, 2026 and 2025, the Company has recognized an increase in equity in the condensed consolidated balance sheets due to share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss of $13.4 million and $2.3 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, the share-based compensation expense was mainly driven by the accelerated expense recognition due to a voluntary cancellation of 566,163 unvested stock option awards for no consideration, resulting in an expense of $11.0 million, with the remainder due to vesting of awards in compensation plans active during the period:

(in thousands)
Compensation Plan	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
ESPP	$145	$725
ESOP	—	(18)
Equity Incentive Plan	13,210	1,583
Total share-based compensation expense	$13,355	$2,290
Of which: included in research and development expense	6,807	627
Of which: included in general and administrative expense	6,548	1,663
The Company expects that all future employee awards will be made under the Equity Incentive Plan. As of March 31, 2026, 1,044,534 Class A Ordinary Shares from the authorized pool of 4,353,948 Class A Ordinary Shares remain available for future grants, and 2,524,668 Class A Ordinary Shares are reserved for issuance upon exercise of stock options granted under the Equity Incentive Plan.
Employee Share Participation Plan (ESPP) 2021-2026 - MoonLake AG
The ESPP grants vested 25% on each anniversary of the grant date. In the event of a termination of contractual relationship between the Company and the entitled employee, the awards could have been forfeited by MoonLake AG if certain conditions were met. The awards featured an accelerated vesting condition linked to a “Change of Control”, defined as any transfer of shares that resulted in the proposed acquirer holding more than 50% of the then issued share capital of MoonLake AG or the Company, as the case may be, where all the outstanding awards (whether currently outstanding or granted in the future) would have been fully vested.

ESPP	Number of Shares	Weighted-Average Grant Date Fair Value
Awards unvested as of January 1, 2026	25,902	10.00
Awards vested for the three months ended March 31, 2026	(25,902)	10.00
Awards unvested as of March 31, 2026	—	—

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Employee Stock Option Plan (ESOP) 2021-2025 - MoonLake AG
The ESOP grants vested 25% on each anniversary of the grant date. In the event of a termination of the contractual relationship between the Company and the entitled employee, options could have been forfeited by MoonLake AG if certain conditions were met. The awards featured an accelerated vesting condition linked to a “Change of Control”, defined as any transfer of shares that resulted in the proposed acquirer holding more than 50% of the then issued share capital of MoonLake AG or the Company, as the case may be, where all the outstanding awards (whether currently outstanding or granted in the future) would have been fully vested.

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

Equity Incentive Plan (Options)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Awards outstanding as of January 1, 2026	2,156,512	$24.76	$3,700	8.52
Awards granted for the three months ended March 31, 2026	1,059,118	$11.29	n/a	n/a
Awards exercised for the three months ended March 31, 2026	(69,632)	$2.43	n/a	n/a
Awards cancelled or forfeited for the three months ended March 31, 2026	(621,330)	$44.75	n/a	n/a
Awards outstanding as of March 31, 2026	2,524,668	$14.80	$15,924	8.81
Awards exercisable as of March 31, 2026	506,780	$14.98	$4,583	5.51

The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
The total intrinsic value of options exercised was $1.1 million for the three months ended March 31, 2026. No options were exercised for the three months ended March 31, 2025.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
As of March 31, 2026, the Company had $17.7 million of total unrecognized compensation expense related to options under the Equity Incentive Plan that will be recognized over the weighted average period of 2.88 years.
The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Estimated fair value of the option on the grant date using Black-Scholes model ($)	7.69	29.64
Exercise price ($)	11.29	43.11
Expected term of the award on the grant date (years) (1)	6	6
Expected volatility of the share price (2)	75%	75%
Risk-free interest rate (3)	3.7%	4.4%
Expected dividend rate	—%	—%
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

Equity Incentive Plan (Restricted Stock Awards)	Number of Shares	Weighted-Average Grant Date Fair Value
Awards unvested as of January 1, 2026	191,526	$41.77
Awards granted for the three months ended March 31, 2026	354,296	11.29
Awards vested for the three months ended March 31, 2026	(47,880)	41.77
Awards unvested as of March 31, 2026	497,942	$20.08
The weighted average grant-date fair value of restricted stock awards was $11.29 and $41.77 for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the Company had $9.6 million of total unrecognized compensation expense related to restricted stock awards under the Equity Incentive Plan that will be recognized over the weighted average period of 3.28 years.

Note 14 — Income Taxes
The Company's effective tax rate (“ETR”) was (0.9)% for the three months ended March 31, 2026, and (0.4)% for the three months ended March 31, 2025. The Company is not aware of any items that would cause the quarterly or period-to-date ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the Company's loss before income taxes and the income tax provision recorded was primarily attributable to the change in the valuation allowance. The Company continues to incur losses for the Cayman Island and Swiss entities, and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not. A full valuation allowance has been recorded against the deferred tax asset.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Note 15 — Commitments and Contingencies
Commitments
The Company has entered into agreements as of March 31, 2026 primarily regarding the clinical and non-clinical development services with contract research organizations (“CROs”), as well as supply and logistics services with contract manufacturing organizations, for the advancement of SLK. As of March 31, 2026, the total committed expense under these agreements amounted to $175.7 million.
The Company's In-License Agreement with MHKDG includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($344.3 million using a March 31, 2026 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK Program, the Company, at its sole discretion, can terminate all or part of the SLK Program. As of March 31, 2026, the Company made a total of €7.5 million ($8.1 million using the then applicable exchange rate) in additional milestone payments.
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
As of March 31, 2026, the Company's single operating segment had not generated revenue from any programs or services. The accounting policies of the segment are the same as those described in the Note 2 — Basis of Presentation and Significant Accounting Policies section. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The measure of segment profit or loss is reported on the condensed consolidated statement of operations and comprehensive loss as net loss. The CODM uses this as a starting point alongside significant non-cash items and working capital changes to evaluate cash burn and determine financial sustainability, cost management patterns and overall business viability as the clinical trials progress. The CODM also uses this to manage operations and

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
ensure the most efficient use of Company resources against current budgets, alignment with strategic goals and preparation of future forecasts.
Significant Segment Expenses
The measure of significant segment expenses is reported in the accompanying condensed consolidated statements of operations and comprehensive loss as “Research and development” and “General and administrative” for the three months ended March 31, 2026 and 2025.
Non-cash share-based compensation is reported in Note 13 — Share-Based Compensation for the three months ended March 31, 2026 and 2025. Non-cash depreciation and amortization for the three months ended March 31, 2026 and 2025 was $0.8 million and $0.4 million, respectively.
Geographical Data
Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets by geographical area as of March 31, 2026 and December 31, 2025 are as follows:

(in thousands)
Country	March 31, 2026	December 31, 2025
Switzerland	$888	$322
United Kingdom	553	804
Portugal	948	1,017
Total	$2,389	$2,143

Note 17 — Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through the date the financial statements were issued and determined that the following subsequent event requires disclosure in the financial statements.
On April 2, 2026, the Company incorporated MoonLake Immunotherapeutics US Inc., a wholly-owned subsidiary incorporated under the laws of the State of Delaware in the United States. The subsidiary was established to support expansion and planned commercial activities in the United States. No material assets or liabilities were transferred to the subsidiary at inception.
In April 2026, the Company sold 1,481,330 Class A Ordinary Shares under the Sales Agreement for gross proceeds of $27.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026, appearing elsewhere in this quarterly report (“Quarterly Report”) on Form 10-Q, and with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 25, 2026 (our “Annual Report”). Our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and presented in United States dollars ($).
References to “MoonLake”, “we”, “us”, “our”, “our Company”, “the Company” and “our business” refer to MoonLake Immunotherapeutics and its consolidated subsidiaries.

Special Note on Forward-Looking Statements
This Quarterly Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements regarding the following, are forward-looking statements: our future results of operations and financial position, our expectations regarding industry trends, the sufficiency of our cash and cash equivalents, the anticipated sources and uses of cash, the anticipated investments in our business, our business strategy and related financings, the plans and objectives of management for future operations and capital expenditures, our expectations regarding the timing and outcome of our clinical trial activities and results, regulatory submissions and approval and commercialization of our product candidates, including SLK (as defined below), and other information referred to in the sections titled “Business” and “Risk Factors” in our Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “could”, “intend”, “target”, “project”, “contemplate”, “believe”, “estimate”, “predict”, “potential”, “might”, “possible”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements.
These forward-looking statements are subject to a number of important risks, uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements expressed or implied in this Quarterly Report. Such risks, uncertainties and other factors include, among others, the risks, uncertainties and factors set forth in the sections titled “Risk Factors” included in our Annual Report and this Quarterly Report and the following risks, uncertainties and factors:
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
•the impact of adverse business and economic conditions including inflationary pressures, general economic slowdown or a recession, fluctuating interest rates, new or increased tariffs and other barriers to trade, changes in fiscal and monetary policy or government budget dynamics, the prospect of a shutdown of the U.S. federal government, conflicts in the Middle East, and significant volatility in commodity prices, including the price of oil and the responses thereto;
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
•securities litigation following periods of volatility in the marketplace or our share price; and
•the ability to adequately protect our intellectual property rights; and
•the other factors described under the caption “Risk Factors” in our Annual Report, as may be updated in this Quarterly Report, and our other filings with the Securities and Exchange Commission (the “SEC”).
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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in “Risk Factors” in our Annual Report or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report. You should read this Quarterly Report and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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
HS Trials and Plans for Commercial Launch
In May 2022, we initiated a Phase 2b trial of SLK in patients with moderate-to-severe HS (the MIRA trial (M1095-HS-201)), and in June 2023, we announced positive top-line results from this trial, which met its primary endpoint of Hidradenitis Suppurativa Clinical Response (“HiSCR”) 75 with 43% of patients treated with SLK 120mg achieving such response at week 12. In October 2023, we announced positive 24-week top-line results showing that the maintenance treatment with SLK led to further improvements in HiSCR75 response rates and other clinically relevant outcomes in patients with moderate-to-severe HS. In February 2024, we announced the successful outcome of our end-of-Phase 2 interactions with the U.S. Food and Drug Administration (“FDA”), as well as positive feedback from our interactions with the E.U. European Medicines Agency (“EMA”), with both regulatory bodies supporting our proposed approach for advancing our Phase 3 program of SLK in HS. In May 2024, we announced the screening of the first patients in the VELA-1 trial (M1095-HS-301) and VELA-2 trial (M1095-HS-302). In April 2025, we announced completion of enrollment of the VELA program and presented baseline characteristics of enrolled patients. In September 2025, we announced primary endpoint data from the VELA-1 and VELA-2 clinical trials. In the combined VELA program, patients treated with SLK experienced a clinically meaningful and statistically significant improvement across all primary and key secondary endpoints using both pre-specified strategies (p<0.001). In VELA-1, SLK achieved statistical significance for all primary and key secondary endpoints using both pre-specified strategies (HiSCR75, delta to placebo of 17%, p<0.001). 34% of patients treated with SLK 120mg achieved a HiSCR75 response at the week 16 primary endpoint. In VELA-2, response rates associated with SLK were similar to those observed in VELA-1 (HiSCR75 response of 34%), but a higher-than-expected placebo arm precluded the study from achieving statistical significance in the week 16 primary endpoint using the composite strategy (HiSCR75, delta to placebo of 9%, p=0.053). Impact on HS lesions, including draining tunnels, was matched by improvements in all key Patient Reported Outcomes (“PROs”), such as quality-of-life and pain scores, that are meaningful for HS patients and their treating physicians. The safety profile of SLK was consistent with previously reported studies with no new safety signals observed. This included the absence of new signals in key events of interest with IL-17A and F therapies such as Suicidal Ideation and Behavior, hepatic events, Inflammatory Bowel Disease (“IBD”) and non-infectious diarrhea, Major Adverse Cardiovascular Events (“MACE”), and Eczema and Dermatitis. In February 2026, we presented an interim analysis of the long-term data from the VELA trials, which indicated that monthly maintenance treatment with SLK can lead to further improvements in clinically relevant outcomes in patients with moderate-to-severe HS, including an as-observed HiSCR75 response rate of 69% in VELA-1 (n=104) and 67% in VELA 2 (n=123) after 52 weeks of treatment with SLK 120mg. In March 2026, we announced the week 40 results of the VELA-1 and VELA-2 clinical trials, which demonstrated continued improvement of clinical scores and PROs associated with continued SLK treatment. Across both VELA-1 and VELA-2, 62% of patients treated with SLK achieved a HiSCR75 response at week 40, and up to 32% of patients achieved HiSCR100 response at week 40. The VELA trials are expected to continue to week 52, followed by an open-label extension for up to two years (the VELA-OLE trial (M1095-HS-303)). We expect the full one-year data of VELA-1 and VELA-2 to become available in the second quarter of 2026. In parallel, we are conducting a Phase 3 trial of SLK in adolescent patients with HS (the VELA-TEEN trial (M1095-HS-304)), which we initiated in January 2025 and which completed enrollment in April 2026. In February 2026, we presented an interim analysis of the VELA-TEEN clinical trial which showed that 67% of patients achieved a HiSCR75 response at week 16 (n=21). We expect to announce topline results from the VELA-TEEN clinical trial in the second half of 2026.

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
In April 2026, we conducted a positive pre-BLA meeting with the FDA which constituted the last expected meeting with the FDA before the anticipated filing of the BLA for SLK in HS. In the meeting, we confirmed key elements of the proposed BLA submission package. No gaps were identified and we expect to submit the BLA for SLK in HS at the end of the third quarter of 2026. In the meeting, we further re-confirmed the inclusion of the MIRA trial to establish SEE and will thus continue to build the relevant sections of the proposed label as planned. We also aligned with the FDA on the inclusion of our VELA-TEEN clinical trial data to seek approval for patients with HS from age 12 onwards and notified the FDA of our intent to apply for priority review. Subject to FDA approval, we expect a first commercial launch in the United States in the second half of 2027.
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
PPP Trials
In November 2024, we initiated a Phase 2 trial in patients with PPP (the LEDA trial (M1095-PPP-201)) and in November 2025, we presented positive results of this trial, suggesting that SLK could provide clinically meaningful improvements in patients with PPP. Patients treated with SLK achieved a mean percent change from baseline in the Palmoplantar Pustular Psoriasis Area and Severity Index (“PPPASI”) of 64% at week 16, and 39% of patients achieved a ≥75% reduction in the PPPASI (“PPPASI75”). In February 2026, we announced that we received Fast Track designation from the FDA for SLK in moderate-to-severe PPP. In April 2026, we received feedback from the FDA on the design of the proposed Phase 3 clinical trial in PPP, and we expect to commence enrollment in the third quarter of 2026.
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
Financial summary
We do not have any product candidates approved for commercial sale, and we have not generated any revenue from product sales. Our ability to generate revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of SLK in one or more indications, which we expect to take a number of years. We expect to continue to incur substantial expenses and operating losses for at least the next two years as we continue the development of SLK and prepare for commercial launches. We expect that operating losses will fluctuate notably from year to year depending on the timing of our planned clinical development programs, efforts to achieve regulatory approval, and planned marketing and sales expenditures to support a commercial launch.
As of March 31, 2026, we had $357.9 million of cash, cash equivalents, and short-term marketable securities. Based on our current operating plan and proceeds received from issuance of Class A ordinary shares under the Sales Agreement subsequent to the reporting period, we believe that we have sufficient capital to fund our operations and capital expenditures to the end of 2027.

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
These factors include:
•Completing the development of SLK in our current focus indications, HS, PsA, axSpA and PPP — We expect to incur considerable research and development expenses and G&A expenses as we: (i) conduct clinical trials for SLK including the ongoing Phase 3 clinical trials in HS, PsA and adolescent HS, the ongoing Phase 2 clinical trial in PsA, potential future Phase 3 clinical trials in PPP and axSpA, and potential future clinical trials of SLK in other indications; (ii) attract, hire and retain additional clinical, scientific, quality control, and administrative personnel; and (iii) add clinical, operational, financial and management information systems and personnel.
•Strengthening the differentiation elements for future SLK patients — In parallel with our clinical trials, we expect to incur additional research expenditures as we conduct non-clinical research to continue refining our understanding of SLK/Nanobody biology and the potential impact in our selected therapeutic indications.
•Preparing for commercialization of SLK — We have started preparing the BLA to seek approval of SLK in the United States in HS and adolescent HS. We expect to incur significant research and development and G&A expenses in this process, as we make milestone and commercial payments under the In-License Agreement, dated April 29, 2021, by and between MoonLake AG and MHKDG (the “In-License Agreement”) (based on regulatory filing acceptances, first commercial sales, and aggregate annual net sales) and as we establish a sales, marketing and distribution infrastructure to commercialize SLK including establishing a presence in the United States. We expect to submit the BLA at the end of the third quarter of 2026 after completion of the VELA program, and, subject to FDA approval, we expect a commercial launch in the U.S. in the second half of 2027.
•Building our manufacturing capabilities — We do not own or operate manufacturing facilities, and currently have no plans to establish any. We partner with third-party CMOs for both drug substance and finished drug product. We obtain our supplies from these manufacturers based on purchase orders. Therefore, we expect to incur research and development costs for the purchase of our supplies on an as needed basis to conduct our clinical trials. We have executed technology transfers for drug substance and drug product to commercial scale CMOs, and we have successfully manufactured Process Performance Qualification batches, but we may pursue additional technology transfers and process improvements. This is designed to allow us to scale up while SLK is in clinical development and advance potential commercial requirements. The improvement of our manufacturing capabilities will be important in driving efficiency, maintaining high standards of quality control, and ensuring that investigators, physicians, and patients have adequate access to our product candidates, if approved. We began stock-piling drug substance as pre-launch inventory during the third quarter of 2025 and expect to continue doing so throughout the rest of 2026.
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
•Granting share-based compensation awards and vesting of existing plans — We expect to continue to grant awards to selected employees, directors and non-employees pursuant to the MoonLake Immunotherapeutics 2022 Equity Incentive Plan. Further, we expect to continue to incur share-based compensation charges in connection with this plan.
We also expect to incur additional IT, legal, accounting, leasing, and other expenses as we continue to grow our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.
We expect our existing cash and cash equivalents to be sufficient to advance the development of SLK in multiple indications, including the completion of all ongoing clinical trials and our planned Phase 3 clinical trial of SLK in PPP, to submit a BLA for SLK, and to advance preparations for a first commercial launch of SLK in the U.S.. Clinical development involves a lengthy and expensive process with uncertain outcomes and is subject to risks described in Item

1A. Risk Factors, in our Annual Report, including that our non-clinical studies or clinical trials may not be conducted as planned or completed on schedule and may not satisfy the requirements of the FDA, EMA, or other comparable foreign regulatory authorities. If we are required to conduct additional preclinical studies or clinical trials of SLK beyond those that we currently contemplate, if we are delayed or unable to successfully complete clinical trials of SLK or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may require additional funding. Moreover, we will require additional capital to commercialize SLK and to discover, develop, obtain regulatory approval and commercialize any future product candidates, as applicable. We expect to finance future cash needs through public or private equity, additional debt, or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like us, and broader macroeconomic factors may preclude us from successfully raising additional capital.
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
Gains or losses from foreign currency translations are included in the condensed consolidated statements of operations and comprehensive loss in “Other income, net”. We recognized a net foreign currency transaction gain of $56 thousand for the three months ended March 31, 2026, and a net foreign currency transaction loss of $35 thousand for the three months ended March 31, 2025.

Results of Operations
Comparison of the three months ended March 31, 2026 and 2025

(in thousands, except percentages)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change	Change %
Operating expenses
Research and development	$(54,515)	$(36,459)	$(18,056)	49.5%
General and administrative	(15,509)	(11,026)	(4,483)	40.7%
Total operating expenses	(70,024)	(47,485)	(22,539)	47.5%
Operating loss	(70,024)	(47,485)	(22,539)	47.5%

Interest expense	(2,269)	(18)	(2,251)	12,505.6%
Other income, net	3,208	7,097	(3,889)	(54.8)%
Loss before income tax	(69,085)	(40,406)	(28,679)	71.0%

Income tax expense	(622)	(153)	(469)	306.5%
Net loss	(69,707)	(40,559)	(29,148)	71.9%

Net unrealized gain (loss) on marketable securities and short-term investments	77	(2,756)	2,833	(102.8)%
Actuarial gain (loss) on employee benefit plans	(359)	95	(454)	(477.9)%
Other comprehensive loss	(282)	(2,661)	2,379	(89.4)%
Comprehensive loss	$(69,989)	$(43,220)	$(26,769)	61.9%
Research and Development
Research and development expenses were $54.5 million for the three months ended March 31, 2026, compared to $36.5 million for the three months ended March 31, 2025. The increase of $18.1 million, or 49.5%, is primarily related to an increase of $6.5 million in manufacturing, supply and logistics expenses through CMOs, which is primarily related to the production of stockpiled pre-launch inventory, an increase of $6.3 million in accelerated expense recognition due to a voluntary cancellation of unvested stock option awards for no consideration, and an increase of $5.4 million in expenses pertaining to clinical development trials with CROs, including the Phase 3 VELA program in HS and the Phase 3 IZAR program in PsA.
General and Administrative
General and administrative expenses were $15.5 million for the three months ended March 31, 2026, compared to $11.0 million for the three months ended March 31, 2025. The increase of $4.5 million, or 40.7%, is primarily related to an increase of $4.8 million in accelerated expense recognition due to a voluntary cancellation of unvested stock option awards for no consideration, and an increase of $0.6 million in additional personnel-related costs. The increase was partially offset by a decrease of $0.6 million in advisory and professional services.

Interest Expense
Interest expense was $2.3 million for the three months ended March 31, 2026, compared to $18 thousand for the three months ended March 31, 2025. The increase of $2.3 million is related to additional recognized interest on the First Amended Loan and Security Agreement and drawdown of a second debt tranche.
Other Income, Net
Other income, net was $3.2 million for the three months ended March 31, 2026, compared to $7.1 million for the three months ended March 31, 2025. The decrease of $3.9 million, or (54.8)%, is primarily related to a decrease of $4.2 million in realized interest on cash held in bank and cash investments in short-term marketable debt securities.
Other Comprehensive Loss
Other comprehensive loss was $0.3 million for the three months ended March 31, 2026, compared to $2.7 million for the three months ended March 31, 2025. The decrease of $2.4 million, or (89.4)%, is primarily related to the unrealized gains from investments in short-term marketable debt securities recorded in accumulated other comprehensive income to other income, net during the three months ended March 31, 2026.
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
For the three months ended March 31, 2026, we incurred a loss of $69.7 million, which includes non-cash items such as share-based compensation expense of $13.4 million, and cash outflow from operations of $66.3 million. As of March 31, 2026, we had a total of $357.9 million in cash, cash equivalents and short-term marketable securities. Based on our current operating plan and proceeds received from the issuance of Class A ordinary shares under the Sales Agreement (as defined below) subsequent to the reporting period, we believe our available cash, cash equivalents, and short-term marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements to the end of 2027.
We expect to incur notable expenses and operating losses for at least the next two years, assuming we continue the clinical development of, and seek regulatory approval for, SLK, and as we invest in its commercial launch. It is expected that operating losses will fluctuate significantly from year-to-year due to the timing of clinical development programs, efforts to achieve regulatory approval, and sales and marketing efforts. We may require additional funding to bring our product candidate to market and support our continuing operations. In addition, with a change in the presidential administration in 2025, there has been an economic policy shift towards increasing tariffs, which in turn has led and could lead to further retaliatory tariffs. These may have the potential to impact expenses as well as our ability to, if ever, generate revenue or maintain profitability. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include income from collaborations, strategic partnerships, or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to fund our operating expense requirements. Refer to “Risk Factors — Risks Related to Our Limited Operating History, Business, Financial Condition, and Results of Operations” in Item 1A. of our Annual Report for further details related to the risk of raising additional capital to fund our operations.

Term Loan Facility
In March 2025, we entered into a loan and security agreement (the “Original Loan and Security Agreement”) with Hercules Capital, Inc. (“Hercules”) and certain of its affiliates (collectively with Hercules, the “Lenders”) comprised of five tranches for an aggregate principal amount of $500.0 million, of which $300.0 million was fully committed subject to achievement of milestones (the “Original Credit Facility”). An initial tranche of $75.0 million (the “Tranche 1 Loan”) was funded under the Loan and Security Agreement on March 31, 2025 (the “Closing Date”).
On February 20, 2026 (the “Amendment Closing Date”), we executed the First Amendment to the Loan and Security Agreement (the “First Amended Loan and Security Agreement” and, together with the Original Loan and Security Agreement, the “Loan and Security Agreement”) with, among others, Hercules, as administrative and collateral agent for the Lenders, which amended the Original Loan and Security Agreement. The Loan and Security Agreement provides for a non-dilutive senior secured term loan facility comprised of six tranches in the aggregate principal amount of $500.0 million (the “Amended Credit Facility” and, together with the Original Credit Facility, the “Credit Facility”). A second tranche (the “Tranche 2 Loan”) in an aggregate principal amount of $25.0 million was fully funded on the Amendment Closing Date. In addition to the Tranche 1 Loan and Tranche 2 Loan, the Credit Facility provides for additional tranches as follows:
a.Subject to our announcement that the IZAR-1 and IZAR-2 Phase 3 studies of SLK in patients with active psoriatic arthritis each achieved their protocol-specified primary endpoint and that the efficacy and safety data available together support the planned commercialization strategy and outlook of our Company (the “Tranche 3 Milestone”), a third tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 3 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) March 15, 2027,
b.Subject to our announcement that the VELA-1 and VELA-2 Phase 3 studies of SLK in adult patients with moderate to severe hidradenitis suppurativa each demonstrated clinically meaningful improvements across the 52-week endpoints with SLK having demonstrated an acceptable safety profile, which together support (x) the planned commercialization strategy and outlook of our Company and (y) the filing of the BLA for SLK with the FDA for an indication for use generally consistent with the population studied in VELA-1 and VELA-2 of patients with moderate to severe hidradenitis suppurativa as the next immediate step in development (together, the “Tranche 4 HS Milestone”), and immediately prior to the advance a fourth tranche, we have closed the previous 10 consecutive trading days with a market capitalization of at least $1,500.0 million; provided that, the first trading day tested cannot be prior to the public announcement of the Tranche 4 HS Milestone (collectively with the Tranche 4 HS Milestone, the “Amended Tranche 4 Milestone”), this fourth tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Amended Tranche 4 Milestone achievement date through the earlier of (i) 60 days following the achievement of the Tranche 4 HS Milestone and (ii) December 15, 2026,
c.Subject to our achievement of the Tranche 4 HS Milestone and the FDA’s approval of our submission of a BLA for SLK with an indication for use generally consistent with that sought in our BLA filing with the FDA and which supports the target product profile for SLK (the “Approval Milestone”) (collectively, the “Tranche 5 Milestone”), a fifth tranche with additional term loans in an aggregate principal amount of up to $100.0 million, available on the Tranche 5 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) December 15, 2027, and
d.Subject to approval by the Lenders’ in their discretion, a sixth tranche of additional term loans in an aggregate principal amount of up to $200.0 million.

The Amended Credit Facility matures on April 1, 2030 (the “Maturity Date”) and bears interest at an annual rate equal to the greater of (i) prime rate as reported in The Wall Street Journal plus 1.45% and (ii) 8.45% with the initial interest rate equal to 8.95%. As of March 31, 2026, the Amended Credit Facility bears interest at 8.45%. This rate is subject to a 0.25% reduction upon achievement of the Approval Milestone. Certain additional commitment and undrawn amount fees are also payable in connection with the Amended Credit Facility.
The Amended Credit Facility does not provide for scheduled amortization payments during the term. All principal will be due on the Maturity Date. We may, at our option at any time, prepay all loans under the Amended Credit Facility by paying the principal balance, plus accrued and unpaid interest, subject to (i) a prepayment premium equal to a range of 0.0% to 2.0% and (ii) an end of term charge equal to a range of 4.25% to 6.95%, each based on when the prepayment occurs. If the Amended Credit Facility is repaid in full as a result of a change of our control, the prepayment premium shall be waived.
The First Amended Loan and Security Agreement allows for us to satisfy a portion of the cash interest payments by capitalizing such interest payments as payment-in-kind (“PIK”). No PIK interest relating to the term loans has been recorded and included in the condensed consolidated balance sheets as of March 31, 2026.
The First Amended Loan and Security Agreement contains customary covenants, such as financial covenants and certain events of default after which loans under the Amended Credit Facility may be due and payable immediately. We were in compliance with all covenants as of March 31, 2026.
All obligations under the First Amended Loan and Security Agreement are secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all of our assets and our material subsidiaries, including our intellectual property, and are guaranteed by our material subsidiaries, including foreign subsidiaries, subject to certain exceptions.
We are permitted to use the proceeds of the Amended Credit Facility for working capital and general corporate purposes of us and our subsidiaries.

Equity Offerings
At-the-Market Offerings
On August 31, 2023, we entered into a Sales Agreement with Leerink Partners (the “Sales Agreement”) through which we could issue and sell up to $350.0 million of our Class A Ordinary Shares (the “ATM Shares”), through Leerink Partners as our sales agent. The ATM Shares to be sold under the Sales Agreement are issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a prospectus supplement thereto filed with the SEC on August 31, 2023. As of March 31, 2026, there was $258.8 million remaining for future sales under the Sales Agreement.
During the three months ended March 31, 2026, we sold 336,559 Class A Ordinary Shares under the Sales Agreement at a weighted average share price of $18.28, for aggregate net proceeds of approximately $6.0 million, after deducting sales agent's commissions and transaction costs. For the three months ended March 31, 2025, there were no sales under the Sales Agreement.
Public Offering of Class A Ordinary Shares
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

Cash Flows
The following table summarizes our cash flows for the periods indicated.

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change	Change %
Net cash used in operating activities	$(66,286)	$(38,140)	$(28,146)	73.8%
Net cash provided by investing activities	98	56,246	(56,147)	(99.8)%
Net cash provided by financing activities	30,644	73,122	(42,478)	(58.1)%
Effect of movements in exchange rates on cash held	(483)	(88)	(395)	448.9%
Net increase (decrease) in cash and cash equivalents	$(36,026)	$91,140	$(127,166)	(139.5)%
Cash Flows from Operating Activities
We did not generate any cash inflows from our operating activities. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital requirements, and we have historically experienced negative cash flows from operating activities as we invested in clinical research and related development.
Net cash used in operating activities was $66.3 million and $38.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase of net cash used in operating activities of $28.1 million was primarily driven by the increase in net loss of $29.1 million adjusted for non-cash items of $11.8 million. The remaining change of $10.8 million was related to the timing of receipts and payments in the ordinary course of business.
Cash Flows from Investing Activities
During the three months ended March 31, 2026, net cash provided by investing activities was $0.1 million, consisting predominantly of $59.2 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months, largely offset by $59.1 million related to the purchase of short-term marketable debt securities. During the three months ended March 31, 2025, net cash provided by investing activities was $56.2 million, consisting predominantly of $144.8 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months, partially offset by $88.5 million related to the purchase of short-term marketable debt securities.
Cash Flows from Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities was $30.6 million consisting primarily of $24.5 million in net proceeds from the First Amended Loan and Security Agreement and drawdown of a second debt tranche and $6.0 million in net proceeds from the shares sold under the Sales Agreement. During the three months ended March 31, 2025, net cash provided by financing activities was $73.1 million consisting primarily of $73.0 million in net proceeds from the Loan and Security Agreement.

Contractual Obligations and Commitments
The following summarizes our significant contractual obligations and other obligations as of March 31, 2026, which we generally expect to satisfy with cash on hand and the maturity of short-term marketable debt securities:

(in thousands)	Total	Less than 1 year	1 to 5 Years	More than 5 years
Purchase obligations(1)	$175,728	$130,416	$45,312	$—
Lease commitments(2)	1,918	997	921	—
Long-term debt obligations(3)	141,243	7,840	133,403	—
Total contractual obligations	$318,889	$139,253	$179,636	$—
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
(3)    We have committed ourselves to a long-term debt obligation, with a term that commenced on March 31, 2025. This debt obligation relates to the First Amended Loan and Security Agreement and reflects the expected payments due, including principal repayment, interest payments, and an end of loan term charge.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report. There were no material changes to our critical accounting estimates during the three months ended March 31, 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2026, we have cash, cash equivalents, and short-term marketable securities of $357.9 million, which consist primarily of bank deposits, commercial papers and certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities permissible for investment. The primary objective of the investment activities is non-trading related and instead to preserve principal as well as maximizing income received without significantly increasing risk.
To minimize any inherent market risk, we maintain a diverse and highly liquid portfolio which includes cash, cash equivalents, and short-term investment securities available-for-sale in a variety of securities including certificates of deposits and commercial papers, all with various maturity dates. The fair value of the cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of these instruments. Since they are classified as “available-for-sale”, no gains or losses are recognized in the condensed consolidated statements of operations and comprehensive loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all such investments until maturity. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our financial results or financial condition as of March 31, 2026.

As of March 31, 2026, we had $99.0 million in variable rate debt outstanding. The Tranche 1 Loan and the Tranche 2 Loan, which together have a principal balance of $100.0 million and mature in April 2030, with interest-only monthly payments. The outstanding loans bear interest at a floating rate equal to 8.45% as of March 31, 2026, calculated as the greater of: (i) the prime rate as reported in the Wall Street Journal plus 1.45% and (ii) 8.25%. A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material effect on our financial results or financial condition as of March 31, 2026.
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
As of March 31, 2026, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On April 16, 2026, lead plaintiff filed an amended complaint naming the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Scientific Officer as defendants. The amended complaint covers the same Class Period and asserts substantially similar claims under the Exchange Act as the earlier complaints in the Class Actions.
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

As a result of global economic conditions, including new or increased tariffs imposed by the U.S. government and potential retaliatory measures by foreign governments and other barriers to trade, especially in light of recent executive orders made by the presidential administration, trade and other international disputes, inflation and fluctuating interest rates, slower growth or recession, tighter credit, volatility in financial markets, high unemployment, labor availability constraints, public health crises, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics, particularly in the pharmaceutical and biotech areas, political and military conflict, including the conflicts between Russia and Ukraine and in the Middle East, and related volatility in oil and other commodity prices, we may in the future experience disruptions that could seriously harm our business. In addition, in September 2025, the United States announced the potential imposition of up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions, and in April 2026, the Trump Administration issued a proclamation regarding the imposition of such tariffs. There remains substantial uncertainty as to the implementation and potential impacts of such tariffs and, more generally, about the duration of existing tariffs, tariff levels, and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. Other potential disruptions include but are not limited to: delays or difficulties in enrolling patients in, initiating or expanding our clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff; increased rates of patients withdrawing from our clinical trials following enrollment as a result of certain health conditions or being forced to quarantine; interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed; recommendations by federal, state or local governments, employers and others or interruptions of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical trial endpoints; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors; interruption or delays in the operations of the FDA, EMA, and comparable foreign regulatory authorities including delays in receiving approval from local regulatory authorities to initiate our planned clinical trials; interruption of, or delays in receiving, supplies of SLK from our CMOs due to staffing shortages, raw materials shortages, production slowdowns or stoppages and disruptions in delivery systems; and limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

MoonLake Immunotherapeutics

Item 5. Other Information
Trading Arrangements
On March 10, 2026, Dr. Kristian Reich, the Chief Scientific Officer of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b-1(c). Dr. Reich's plan provides for the sale, subject to certain conditions, of up to 450,000 Class A Ordinary Shares through November 24, 2026.
On March 31, 2026, Dr. Jorge Santos da Silva, the Chief Executive Officer and a director of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b-1(c). Dr. Santos da Silva's plan provides for the sale, subject to certain conditions, of up to 150,000 Class A Ordinary Shares through July 31, 2026.
During the three months ended March 31, 2026, no other director or Section 16 officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Memorandum and Articles of Association of MoonLake Immunotherapeutics (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2022)
10.1*#	First Amendment to Loan and Security Agreement, dated February 20, 2026, by and among the Company, MoonLake AG, the Lenders party thereto and Hercules Capital Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	May 11, 2026	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	May 11, 2026	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)