Form 10-Q
period 2026-09-30
MoonLake Immunotherapeutics
filed 2026-11-04
CIK 1821586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2026, there were 85,106,685 of the registrant's Class A Ordinary Shares, $0.0001 par value (the “Class A Ordinary Shares”) issued and outstanding.

MOONLAKE IMMUNOTHERAPEUTICS
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MOONLAKE IMMUNOTHERAPEUTICS
s
s
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$379,704	$334,517
Short-term marketable debt securities	118,758	59,451
Prepaid expenses	25,933	22,857
Other current assets	8,948	4,869
Total current assets	533,343	421,694

Non-current assets
Operating lease right-of-use assets	1,713	1,566
Property and equipment, net	443	577
Other non-current assets	5,216	596
Total non-current assets	7,372	2,739
Total assets	$540,715	$424,433

Liabilities and Equity
Current liabilities
Trade and other payables	$13,850	$29,553
Accrued expenses and other current liabilities	43,621	14,691
Short-term portion of operating lease liabilities	959	1,234
Total current liabilities	58,430	45,478

Non-current liabilities
Long-term debt	100,010	74,100
Long-term portion of operating lease liabilities	647	374
Total non-current liabilities	100,657	74,474
Total liabilities	159,087	119,952
Commitments and contingencies (Note 15)

Shareholders' equity
Class A Ordinary Shares: $0.0001 par value per share; 500,000,000 shares authorized; 85,106,685 shares issued and outstanding as of September 30, 2026; 71,373,579 shares issued and outstanding as of December 31, 2025	8	7
Additional paid-in capital	1,053,301	766,781
Accumulated deficit	(673,968)	(462,911)
Accumulated other comprehensive income	2,287	604
Total shareholders’ equity	381,628	304,481
Total liabilities and shareholders' equity	$540,715	$424,433

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Operating expenses
Research and development	$(68,871)	$(60,635)	$(173,607)	$(146,856)
General and administrative	(10,981)	(10,799)	(37,929)	(32,760)
Total operating expenses	(79,852)	(71,434)	(211,536)	(179,616)
Operating loss	(79,852)	(71,434)	(211,536)	(179,616)

Interest expense	(2,655)	(3,198)	(7,556)	(5,254)
Other income, net	3,593	4,053	9,378	17,930
Loss before income tax	(78,914)	(70,579)	(209,714)	(166,940)

Income tax expense	(631)	(115)	(1,343)	(363)
Net loss	$(79,545)	$(70,694)	$(211,057)	$(167,303)
Of which: net loss attributable to controlling interests shareholders	(79,545)	(69,729)	(211,057)	(164,891)
Of which: net loss attributable to noncontrolling interests shareholders	—	(965)	—	(2,412)

Net unrealized gain (loss) on marketable securities and short-term investments	868	(255)	962	(4,920)
Actuarial gain on employee benefit plans	789	8	722	116
Other comprehensive income (loss)	1,657	(247)	1,684	(4,804)
Comprehensive loss	$(77,888)	$(70,941)	$(209,373)	$(172,107)
Comprehensive loss attributable to controlling interests shareholders	(77,888)	(69,972)	(209,373)	(169,622)
Comprehensive loss attributable to noncontrolling interests	—	(969)	—	(2,485)

Weighted-average number of Class A Ordinary Shares, basic and diluted	85,380,482	63,369,984	76,908,149	63,295,999
Basic and diluted net loss per share attributable to controlling interests shareholders	$(0.93)	$(1.10)	$(2.74)	$(2.61)
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(in thousands except share data)	Shares	Amount	Shares	Amount
Balance at January 1, 2025	63,077,431	$6	841,269	$—	$677,415	$(235,593)	$4,997	$446,825	$6,566	$453,391
Share-based compensation under the Employee Share Participation Plan and the Equity Incentive Plan	—	—	—	—	2,279	—	—	2,279	11	2,290
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	111,949	—	(111,949)	—	841	—	10	851	(851)	—
Options exercised and converted under the Employee Stock Option Plan, net of stamp duty fee	93,347	—	—	—	129	—	—	129	(9)	120
Issuance of Restricted Stock Awards under the Equity Incentive Plan	191,526	—	—	—	—	—	—	—	—	—
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(39,944)	—	(39,944)	(615)	(40,559)
Other comprehensive loss	—	—	—	—	—	—	(2,620)	(2,620)	(41)	(2,661)
Balance at March 31, 2025	63,474,253	$6	729,320	$—	$680,664	$(275,537)	$2,387	$407,520	$5,061	$412,581
Share-based compensation under the Employee Share Participation Plan and the Equity Incentive Plan	—	—	—	—	3,298	—	—	3,298	11	3,309
Net loss for the three months ended June 30, 2025	—	—	—	—	—	(55,220)	—	(55,220)	(831)	(56,051)
Other comprehensive loss	—	—	—	—	—	—	(1,867)	(1,867)	(28)	(1,895)
Balance at June 30, 2025	63,474,253	$6	729,320	$—	$683,962	$(330,757)	$520	$353,731	$4,213	$357,944
Share-based compensation under the Employee Share Participation Plan and the Equity Incentive Plan	—	—	—	—	3,698	—	—	3,698	10	3,708
Net loss for the three months ended September 30, 2025	—	—	—	—	—	(69,729)	—	(69,729)	(965)	(70,694)
Other comprehensive loss	—	—	—	—	—	—	(244)	(244)	(3)	(247)
Conversion of MoonLake Class C Ordinary Shares into Class A Ordinary Shares	203,142	—	(203,142)	—	968	—	2	970	(970)	—
Options exercised under the Equity Incentive Plan	27,149	—	—	—	480	—	—	480	—	480
Balance at September 30, 2025	63,704,544	$6	526,178	$—	$689,108	$(400,486)	$278	$288,906	$2,285	$291,191
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
(in thousands except share data)	Shares	Amount
Balance at January 1, 2026	71,373,579	$7	$766,781	$(462,911)	$604	$304,481
Share-based compensation under the Employee Share Participation Plan and the Equity Incentive Plan	—	—	13,355	—	—	13,355
Issuance of Restricted Stock Awards under the Equity Incentive Plan	354,296	—	—	—	—	—
Options exercised under the Equity Incentive Plan	69,632	—	170	—	—	170
Issuance of Class A Ordinary Shares under the Sales Agreement, net of transaction costs	336,559	—	6,007	—	—	6,007
Net loss for the three months ended March 31, 2026	—	—	—	(69,707)	—	(69,707)
Other comprehensive loss	—	—	—	—	(282)	(282)
Balance at March 31, 2026	72,134,066	$7	$786,313	$(532,618)	$322	$254,024
Share-based compensation under the Equity Incentive Plan	—	—	2,546	—	—	2,546
Options exercised under the Equity Incentive Plan	45,000	—	551	—	—	551
Issuance of Class A Ordinary Shares under the Sales Agreement, net of transaction costs	2,427,619	—	44,312	—	—	44,312
Issuance of Class A Ordinary Shares and Pre-Funded Warrants under the 2026 Offering, net of transaction costs	9,000,000	1	189,758	—	—	189,759
Stamp duty fees for capital injection from MoonLake to MoonLake AG	—	—	(1,500)	—	—	(1,500)
Net loss for the three months ended June 30, 2026	—	—	—	(61,805)	—	(61,805)
Other comprehensive income	—	—	—	—	308	308
Balance at June 30, 2026	83,606,685	$8	$1,021,980	$(594,423)	$630	$428,195
Share-based compensation under the Equity Incentive Plan	—	—	2,849	—	—	2,849
Issuance of Class A shares upon exercise of the Over-Allotment Option, net of transaction costs	1,500,000	—	28,472	—	—	28,472
Net loss for the three months ended September 30, 2026	—	—	—	(79,545)	—	(79,545)
Other comprehensive income	—	—	—	—	1,657	1,657
Balance at September 30, 2026	85,106,685	$8	$1,053,301	$(673,968)	$2,287	$381,628
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flow from operating activities
Net loss	$(211,057)	$(167,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,646	1,865
Share-based compensation expense	18,750	9,308
Net periodic pension benefit (gain) loss for the qualified pension plan	16	(27)
Other non-cash items	1,183	(928)
Changes in operating assets and liabilities:
Other current assets	(4,079)	(1,178)
Operating lease right-of-use assets	(22)	—
Prepaid expenses	(3,076)	(3,296)
Other non-current assets	(1,639)	(587)
Trade and other payables	(15,703)	16,290
Operating lease liabilities	(1,196)	(845)
Accrued expenses and other current liabilities	28,930	9,488
Net cash flow used in operating activities	(185,247)	(137,213)

Cash flow from investing activities
Purchase of short-term marketable debt securities	(206,103)	(206,207)
Proceeds from maturities of short-term marketable debt securities	147,759	439,145
Purchase of property and equipment	—	(35)
Net cash flow (used in) provided by investing activities	(58,344)	232,903

Cash flow from financing activities
Proceeds from long-term debt, net of issuance costs	24,467	73,022
Issuance of Class A Ordinary Shares under the Sales Agreement, net of transaction costs	50,319	—
Issuance of Class A Ordinary Shares and Pre-Funded Warrants under the 2026 Offering, net of transaction costs	189,759	—
Issuance of Class A shares upon exercise of the Over-Allotment Option, net of transaction costs	28,472	—
Stamp duty on capital injection from MoonLake to MoonLake AG	(1,500)	—
Proceeds from options exercised under the Equity Incentive Plan	721	480
Proceeds from options exercised under the Employee Stock Option Plan	—	100
Net cash flow provided by financing activities	292,238	73,602

Effect of movements in exchange rates on cash held	(478)	1,018
Net change in cash, cash equivalents, and restricted cash	48,169	170,310

Cash, cash equivalents, and restricted cash, beginning of period	334,517	180,426
Cash, cash equivalents, and restricted cash, end of period	$382,686	$350,736

Supplementary disclosure of cash flow information:
Cash paid for interest	$6,115	$2,871
Non-cash operating lease right-of-use assets obtained in exchange for lease obligations	$1,194	$—
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
The Company, a Cayman Islands exempted company, was originally incorporated on August 13, 2020 under the name Helix Acquisition Corp. (“Helix”) as a special purpose acquisition company, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. On April 5, 2022, Helix consummated such business combination with MoonLake Immunotherapeutics AG (“MoonLake AG”), a stock-based company incorporated in Switzerland in 2021, pursuant to that certain business combination agreement, dated October 4, 2021 (the “Business Combination Agreement”), by and among Helix, MoonLake AG, the existing equityholders of MoonLake AG set forth on the signature pages to the Business Combination Agreement and the equityholders of MoonLake AG that executed joinders to the Business Combination Agreement (collectively, the “ML Parties”), Helix Holdings LLC, a Cayman Islands limited liability company and the sponsor of Helix, and the representative of the ML Parties (such transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”). Pursuant to the Business Combination Agreement, Helix changed its name from “Helix Acquisition Corp.” to “MoonLake Immunotherapeutics”, and MoonLake AG merged with and into Helix, with MoonLake AG as the surviving company in the Business Combination and, after giving effect to such Business Combination, MoonLake AG became a subsidiary of the Company. For financial accounting and reporting purposes, MoonLake AG was deemed the accounting acquirer and Helix was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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
In the opinion of management, all material adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the entire fiscal

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
year or any other period. The unaudited condensed consolidated financial information for the three and nine months ended September 30, 2026 and 2025 has been prepared on the same basis as and should be read in conjunction with MoonLake’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in MoonLake’s Annual Report on Form 10-K.
All amounts are presented in U.S. Dollar (“$”) unless otherwise indicated. The term “CHF” refers to the legal currency of Switzerland, “GBP” refers to the legal currency of the United Kingdom, and “€” and “Euro” refer to the legal currency of the Eurozone, including Portugal.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses. The significant judgments, estimates, and assumptions relevant to the Company relate to:
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in large financial institutions which, at times, may exceed the CHF 100 thousand deposit protection limit in Switzerland, the $250 thousand Federal Deposit Insurance Corporation deposit insurance coverage limit in the United States, the GBP 120 thousand Financial Services Compensation Scheme deposit protection limit in the United Kingdom, or the €100 thousand Fundo de Garantia de Depósitos deposit protection limit in Portugal. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. Additionally, the Company ensures further protection against credit risk by diversifying its cash holdings across a variety of credit institutions, thereby minimizing the potential impact of any adverse events on a single institution. Further, the Company's investment strategy for cash (in excess of current business requirements) is set to invest in short-term marketable debt securities. Management actively monitors credit risk in the investment portfolio. Credit risk exposures are controlled in accordance with policies approved by the board of directors to identify, measure, monitor, and control credit risks.
Significant Accounting Policies
See Note 2, Basis of Presentation and Significant Accounting Policies included in MoonLake’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the period covered in this quarterly report on Form 10-Q, except as described elsewhere in these notes.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
September 30, 2026 and December 31, 2025, there were no short-term marketable debt securities classified as cash equivalents.
Restricted cash is classified as current or non-current in the consolidated balance sheets based on the nature of the restriction. The restricted cash balances primarily include collateral for letters of credit.

(in thousands)	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$379,704	$334,517
Non-current assets:
Restricted cash in other non-current assets	2,982	—
Total	$382,686	$334,517
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which introduces a new scope exception to derivative accounting for non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract, such as regulatory approval. Although it is effective for fiscal years beginning after December 15, 2026, the Company adopted early a modified retrospective application of ASU 2025-07 during the three months ended March 31, 2026. The adoption of ASU 2025-07 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures for the nine months ended September 30, 2026.
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
SEPTEMBER 30, 2026
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
The Company incurred a loss of $211.1 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company’s current assets exceeded its current liabilities by $474.9 million.
As of September 30, 2026, the Company had $498.5 million of cash and cash equivalents and short-term marketable debt securities. Based on the Company's current operating plan, management believes that the Company has sufficient capital to fund its operations and capital expenditures to mid-2028.

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
On February 20, 2026 (the “First Amendment Closing Date”), the Company executed the First Amendment to the Loan and Security Agreement (the “First Amendment”) with, among others, Hercules, as administrative and collateral agent for the Lenders, which amended the Original Loan and Security Agreement.
On August 3, 2026, the Company executed the Second Amendment to the Loan and Security Agreement (the “Second Amendment” and, the Original Loan and Security Agreement as amended by the First Amendment and the Second Amendment, the “Loan and Security Agreement”) that modified certain permitted indebtedness, lien, and landlord waiver provisions. The Second Amendment did not modify the Credit Facility's aggregate principal amount, interest rate, maturity date, or financial covenants under the Loan and Security Agreement.
The Loan and Security Agreement provides for six non-dilutive senior secured term loan facilities in the aggregate principal amount of $500.0 million (the “Amended Credit Facility” and, together with the Original Credit Facility, the “Credit Facility”). The Credit Facility comprises:
a.A first tranche (the “Tranche 1 Loan”) in an aggregate principal amount of $75.0 million fully funded on the Closing Date,
b.A second tranche (the “Tranche 2 Loan”) in an aggregate principal amount of $25.0 million fully funded on the First Amendment Closing Date,

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
c.Subject to the Company's announcement that the IZAR-1 and IZAR-2 Phase 3 studies of SLK in patients with active psoriatic arthritis each achieved their protocol-specified primary endpoint and that the efficacy and safety data available to the Company together support the planned commercialization strategy and outlook of the Company (the “Tranche 3 Milestone”), a third tranche (the “Tranche 3 Loan”) with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 3 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) March 15, 2027,
d.Subject to MoonLake’s announcement that the VELA-1 and VELA-2 Phase 3 studies of SLK in adult patients with moderate to severe hidradenitis suppurativa each demonstrated clinically meaningful improvements across the 52-week endpoints with SLK having demonstrated an acceptable safety profile, which together support (x) the planned commercialization strategy and outlook of the Company and (y) the filing of the BLA for SLK with the FDA (together, the “Tranche 4 HS Milestone”), and immediately prior to the advance of a fourth tranche, MoonLake has closed the previous 10 consecutive trading days with a market capitalization of at least $1,500.0 million; provided that, the first trading day tested cannot be prior to the public announcement of the Tranche 4 HS Milestone (collectively with the Tranche 4 HS Milestone, the “Amended Tranche 4 Milestone”), this fourth tranche (the “Tranche 4 Loan”) with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Amended Tranche 4 Milestone achievement date through the earlier of (i) 60 days following the achievement of the Tranche 4 HS Milestone and (ii) December 15, 2026,
e.Subject to the Company’s achievement of the Tranche 4 HS Milestone and the FDA’s approval of the Company’s submission of a BLA for SLK (the “Approval Milestone”) (collectively, the “Tranche 5 Milestone”), a fifth tranche (the “Tranche 5 Loan”) with additional term loans in an aggregate principal amount of up to $100.0 million, available on the Tranche 5 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) December 15, 2027, and
f.Subject to approval by the Lenders in their discretion, a sixth tranche (the “Tranche 6 Loan”) of additional term loans in an aggregate principal amount of up to $200.0 million (increased to up to $250.0 million following the expiration of the Tranche 4 Loan availability period).
On June 21, 2026, the Company announced the week 52 results from its Phase 3 VELA clinical trials (VELA-1 and VELA-2). The two Phase 3 studies of SLK in adult patients with moderate to severe hidradenitis suppurativa each demonstrated clinically meaningful improvements across the 52-week endpoints with SLK demonstrating an acceptable safety profile and, as a result, the Company achieved the Tranche 4 HS Milestone. The Company did not draw the Tranche 4 Loan during the applicable availability period. Following expiration of that period during the three months ended September 30, 2026, the undrawn $50.0 million Tranche 4 Loan commitment was added to the Tranche 6 Loan commitment under the Loan and Security Agreement.
As of September 30, 2026, the Company's carrying value of long-term debt and recognized deferred charges on the condensed consolidated balance sheets consist of the following:

(in thousands)
Non-current liabilities	September 30, 2026	December 31, 2025
Principal amount	$100,000	$75,000
Accreted present value of End of Term Charge	5,205	3,618
Less: Unamortized debt discount, issuance costs, and End of Term Charge	(5,195)	(4,518)
Carrying value	$100,010	$74,100

Non-current assets
Deferred charges - long-term debt	$1,345	$587
Total	$1,345	$587

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
The effective interest rate on the Tranche 1 and Tranche 2 Loans is 9.93%. For the three and nine months ended September 30, 2026, the Company recognized interest expense of $2.7 million and $7.6 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized interest expense of $3.2 million and $5.3 million, respectively. A portion of the debt issuance costs related to the undrawn tranches was recognized as deferred charges until drawn. During the period ended December 31, 2025, debt issuance costs related to the previously unavailable tranches were recognized as interest expense, reducing deferred charges. No such expense recognition has occurred during the nine months ended September 30, 2026.
The Company may prepay advances in whole at any time subject to a prepayment charge. Upon repayment of all term loans on or after April 1, 2027, the Company is further required to pay an additional charge equal to 6.95% for the Tranche 1 Loan, the Tranche 2 Loan, and any future draws under the Tranche 3 Loan, Tranche 4 Loan, or Tranche 5 Loan; 4.25% for any future draw under the Tranche 6 Loan, and if repayment occurs prior to 24 months, the charge applied will be 4.25% (“End of Term Charge”). As of September 30, 2026, the End of Term Charge is accrued at 6.95% of the Tranche 1 Loan and the Tranche 2 Loan balances and is recorded at present value as an addition to the long-term debt in non-current liabilities whereas the unamortized portion is recorded as contra non-current liabilities. The unamortized End of Term Charge contra liability will be amortized and the present value of the liability will be accreted up to the future value over the loan term as interest expense. The Tranche 1 Loan and the Tranche 2 Loan have a maturity requirement of $100.0 million due in 2030, with no other principal payments due for each of the five years following the date of the latest condensed consolidated balance sheets presented. Additional fees will be payable in connection with the Credit Facility upon drawing of future tranches.
The Loan and Security Agreement allows for the Company to satisfy a portion of the cash interest payments by capitalizing such interest payments as payment-in-kind (“PIK”). No PIK interest relating to the term loan has been recorded and included in the condensed consolidated balance sheets as of September 30, 2026.
The Loan and Security Agreement contains customary covenants, such as financial covenants and certain events of default after which loans under the Credit Facility may be due and payable immediately. The Company was in compliance with all covenants as of September 30, 2026.
All obligations under the Loan and Security Agreement are secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of the Company and material subsidiaries of the Company, including its intellectual property, and are guaranteed by material subsidiaries of the Company, including foreign subsidiaries, subject to certain exceptions.

Note 5 – Fair Value Measurements
The following table presents information about the Company's short-term marketable debt securities measured at fair value on a recurring basis and indicates the level in the fair value hierarchy in which the Company classifies the fair value measurement:

(in thousands)	September 30, 2026		December 31, 2025
	Level 2	Total	Level 2	Total
Eurocommercial Papers	$89,067	$89,067	$—	$—
Certificates of Deposit	29,691	29,691	59,451	59,451
Total	$118,758	$118,758	$59,451	$59,451
Cash, restricted cash, and accounts payable approximate their fair values as of September 30, 2026 and December 31, 2025, due to their short-term nature. Pension plan assets fair value is determined based on Level 2 inputs. The fair value

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
of the long-term debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input as it is not actively traded. As of September 30, 2026, long-term debt of $100.0 million is reported at amortized cost, which approximates the fair value.

Note 6 – Investments
The fair value and amortized cost of investments in short-term marketable debt securities by major security type as of September 30, 2026 and December 31, 2025 are as follows:

(in thousands)	September 30, 2026
	Amortized cost	Gross unrealized gains	Fair value
Eurocommercial Papers	$88,288	$779	$89,067
Certificates of Deposit	29,224	467	29,691
Total	$117,512	$1,246	$118,758
Of which classified within short-term marketable debt securities	117,512	1,246	118,758

(in thousands)	December 31, 2025
	Amortized cost	Gross unrealized gains	Fair value
Certificates of Deposit	59,166	285	59,451
Total	$59,166	$285	$59,451
Of which classified within short-term marketable debt securities	59,166	285	59,451
The following table presents the changes in fair values of the Company’s short-term marketable debt securities, classified as Level 2 financial assets, and recognized in “Accumulated other comprehensive income” for the nine months ended September 30, 2026 and 2025:

(in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Balance as of January 1	$285	$5,407
Other comprehensive income before reclassifications	4,245	8,663
Amounts reclassified from accumulated other comprehensive income	(3,283)	(13,583)
Balance as of September 30	$1,247	$487
As of September 30, 2026, the Company’s marketable debt securities maturities are all due within one year.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Note 7 — Prepaid Expenses

(in thousands)	September 30, 2026	December 31, 2025
Non-clinical research and clinical development services	$13,517	$17,362
Supply and manufacturing services	9,961	3,494
Insurances	799	886
Other prepayments	1,656	1,115
Total	$25,933	$22,857

Note 8 — Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2026	December 31, 2025
License fees	$16,994	$—
Research and development services	14,213	4,225
Supply and manufacturing services	7,505	6,618
Bonuses and related employee compensation expenses	3,824	2,324
Tax liabilities	682	1,094
Consultant and other fees	403	430
Total	$43,621	$14,691

Note 9 — Leases
The Company has entered into various long-term, non-cancelable operating lease arrangements for office spaces in Switzerland, Portugal, the United Kingdom, and the United States. The Company does not have any finance leases.
The weighted average remaining lease term and weighted average discount rate for the operating leases as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term	23 months	22 months
Weighted average discount rate	7.4%	4.6%
The future minimum annual lease payments under these operating leases as of September 30, 2026 are as follows:

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

(in thousands)
Fiscal Year	Amount
2026 (remainder of the year)	$418
2027	728
2028	455
2029	102
Thereafter	—
Total lease payments	1,703
Less imputed interest	(97)
Total lease liability	1,606
Less current portion of lease liability	(959)
Long-term portion of operating lease liability	$647
Operating cash outflows for amounts included in the measurement of lease liabilities were $1,209 thousand and $1,161 thousand for the nine months ended September 30, 2026 and 2025, respectively.
The Company recorded the following lease and variable lease expenses for the three and nine months ended September 30, 2026 and 2025, respectively:

(in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Operating lease expense	$397	$365	$1,151	$1,095
Variable lease expense	1	13	35	36
Total lease expense	$398	$378	$1,186	$1,131

Note 10 — Employee Benefit Plans
The Company operates a defined benefit pension plan in Switzerland (the “Plan”) and a defined contribution pension plan in the United Kingdom, in accordance with local regulations and practices. As of September 30, 2026, the Plan covers the Company’s employees in Switzerland with benefits in the event of death, disability, retirement, or termination of employment.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Components of Net Periodic Benefit Cost under the Plan

(in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Service cost	$138	$86	$422	$246
Interest cost	16	9	47	24
Expected return on plan assets	(38)	(21)	(115)	(60)
Amortization of unrecognized loss	—	3	—	9
Prior service credit recognized in current year	(3)	(3)	(8)	(8)
Net periodic benefit cost	$113	$74	$346	$211
Employer Contributions under the Plan
For the nine months ended September 30, 2026, contributions of $330 thousand (CHF 262 thousand) were made to the Plan. The Company presently anticipates contributing an additional estimated amount of $110 thousand (CHF 87 thousand) to fund the Plan in 2026 for a total of $440 thousand (CHF 349 thousand).

Note 11 — Shareholders’ Equity
Class A Ordinary Shares
As of September 30, 2026, there were 85,106,685 Class A Ordinary Shares issued and outstanding. The Company is authorized to issue up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share. Each Class A Ordinary Share entitles the holders thereof to one vote per share.
Class B Ordinary Shares
As of September 30, 2026, there were no Class B Ordinary Shares, par value $0.0001 per share (“Class B Ordinary Shares”), issued and outstanding. The Company is authorized to issue up to 50,000,000 Class B Ordinary Shares, par value $0.0001 per share. Each Class B Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.
Class C Ordinary Shares
As of September 30, 2026, there were no Class C Ordinary Shares issued and outstanding. The Company is authorized to issue up to 100,000,000 Class C Ordinary Shares, par value $0.0001 per share. Each Class C Ordinary Share entitles the holders thereof to one vote per share, but carries no economic rights.
At the closing of the Business Combination, MoonLake, MoonLake AG and each ML Party entered into a Restated and Amended Shareholders' Agreement (the “A&R Shareholders' Agreement”). With the intent to approximate the rights, obligations and restrictions that an ML Party would have enjoyed if it were a holder of Class A Ordinary Shares, the A&R Shareholders’ Agreement (i) imposed certain transfer and other restrictions on the ML Parties, (ii) provided for the waiver of certain statutory rights and (iii) established certain mechanics whereby MoonLake and each of the ML Parties were able to effect the conversion of MoonLake AG Common Shares and Class C Ordinary Shares into a number of Class A Ordinary Shares as defined by the Business Combination Agreement equal to 33.638698 (the “Exchange Ratio”). As of September 30, 2026, all issued and outstanding Class C Ordinary Shares had been converted

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
into Class A Ordinary Shares pursuant to the A&R Shareholders' Agreement, and the A&R Shareholders' Agreement automatically terminated with the last conversion. The foregoing description of the A&R Shareholders' Agreement is not complete and is qualified in its entirety by reference to, and should be read in connection with, the full text of the A&R Shareholders' Agreement filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2022.
Preference Shares
As of September 30, 2026, there were no preference shares (“preference shares”) issued and outstanding. The Company is authorized to issue up to 5,000,000 preference shares, par value $0.0001 per share. Each preference share entitles the holders thereof to one vote per share, but carries no economic rights.
Equity Offerings
At-the-Market Offerings
On August 31, 2023, the Company entered into a Sales Agreement with Leerink Partners, which was amended on August 10, 2026 by Amendment No. 1 to Sales Agreement (as amended, the “Sales Agreement”), pursuant to which the Company may issue and sell its Class A Ordinary Shares from time to time through Leerink Partners as its sales agent. Prior to August 10, 2026, sales under the Sales Agreement were made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a related prospectus supplement covering up to $350.0 million of Class A Ordinary Shares. On August 10, 2026, the Company filed an automatic shelf registration statement on Form S-3 (File No. 333-298192), which included a prospectus supplement covering the offer and sale of up to $300.0 million of Class A Ordinary Shares under the Sales Agreement, all of which remained available as of September 30, 2026.
During the nine months ended September 30, 2026, the Company sold 2,764,178 Class A Ordinary Shares under the Sales Agreement at a weighted average share price of $18.52, for aggregate net proceeds of approximately $50.3 million, after deducting sales agent's commissions and transaction costs. For the three months ended September 30, 2026, there were no sales under the Sales Agreement.
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
June 2026 Public Offering of Class A Ordinary Shares, Pre-Funded Warrants, and Over-Allotment Option
On June 23, 2026, the Company entered into an underwriting agreement with Leerink Partners, as representative of the underwriters, to issue and sell 9,000,000 Class A Ordinary Shares at a public offering price of $20.00 per share (“2026 Offering Price”), and, in lieu of Class A Ordinary Shares to certain investors, pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 1,000,000 Class A Ordinary Shares at a public offering price of $19.9999 per Pre-Funded Warrant (the “2026 Offering”). The 2026 Offering closed on June 25, 2026, and net proceeds were $189.8 million, after deducting underwriting discounts, commissions, and offering expenses in the amount of $10.2 million.
The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and do not expire. Holders of the Pre-Funded Warrants will not be entitled to exercise any portion of any Pre-Funded Warrant which, upon giving effect to such exercise, would cause the aggregate number of Class A Ordinary Shares beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the number of Class A Ordinary Shares outstanding immediately

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. Such percentage may be increased or decreased by the holder of the Pre-Funded Warrants to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company.
The Pre-Funded Warrants are exercisable for cash; however, they may be exercised on a cashless exercise basis. After evaluating the Pre-Funded Warrants, the Company concluded the warrants are indexed to the Company's own shares and classified these instruments as equity. The relative fair value of the Pre-Funded Warrants of $20.0 million was recognized as additional paid-in capital. The Pre-Funded Warrants do not provide any of the rights or privileges provided by the Class A Ordinary Shares, including any voting rights, until exercise and settlement in underlying Class A Ordinary Shares.
In connection with the 2026 Offering, the Company also granted the underwriters a 30-day option to purchase up to 1,500,000 additional Class A Ordinary Shares at the 2026 Offering Price less underwriting discounts and commissions (“Over-Allotment Option”). On July 10, 2026, the underwriters exercised in full the Over-Allotment Option. The transaction closed on July 14, 2026. The net proceeds from the exercise of the Over-Allotment Option were $28.5 million, after deducting underwriting discounts and other offering expenses in the amount of $1.5 million.

Note 12 — Net Loss per Share
The following table sets forth the net loss per share calculations for the three and nine months ended September 30, 2026 and 2025:

(in thousands, except share and per share data)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Numerator
Net loss attributable to controlling interests shareholders	$(79,545)	$(69,729)	$(211,057)	$(164,891)

Denominator
Total weighted average number of outstanding shares	85,380,482	63,369,984	76,908,149	63,295,999

Net loss per share – basic and diluted	$(0.93)	$(1.10)	$(2.74)	$(2.61)
There were 3,104,606 and 1,632,266 ordinary share equivalents outstanding in the form of unexercised stock options and unvested restricted stock awards under the Equity Incentive Plan (as defined below in Note 13 — Share-Based Compensation) as of September 30, 2026 and 2025, respectively, that have been excluded from the calculation of net loss per share – diluted as their effect would be anti-dilutive.
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Note 13 — Share-Based Compensation
As of September 30, 2026, the Company had the following share-based compensation arrangements:
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
The Equity Incentive Plan is the only plan which remains active as of September 30, 2026, whereas the ESOP and the ESPP are fully vested as of January 2024, and January 2026, respectively.
During the nine months ended September 30, 2026, the share-based compensation expense was mainly driven by the accelerated expense recognition due to a voluntary cancellation of 566,163 unvested stock option awards for no consideration, resulting in an expense of $11.0 million, with the remainder due to vesting of awards in compensation plans active during the period:

(in thousands)
Compensation Plan	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
ESPP	$—	$741	$145	$2,199
ESOP	—	—	—	(18)
Equity Incentive Plan	2,849	2,967	18,605	7,127
Total share-based compensation expense	$2,849	$3,708	$18,750	$9,308
Of which: included in research and development expense	744	1,190	8,215	2,723
Of which: included in general and administrative expense	2,105	2,518	10,535	6,585
The Company expects that all future employee awards will be made under the Equity Incentive Plan. As of September 30, 2026, 5,917,538 Class A Ordinary Shares from the authorized pool of 9,353,948 Class A Ordinary Shares remain available for future grants, and 2,606,664 Class A Ordinary Shares are reserved for issuance upon exercise of stock options granted under the Equity Incentive Plan.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Employee Share Participation Plan (ESPP) 2021-2026 - MoonLake AG
The ESPP grants vested 25% on each anniversary of the grant date. In the event of a termination of the contractual relationship between the Company and the entitled employee, the awards could have been forfeited by MoonLake AG if certain conditions were met. The awards featured an accelerated vesting condition linked to a “Change of Control”, defined as any transfer of shares that resulted in the proposed acquirer holding more than 50% of the then issued share capital of MoonLake AG or the Company, as the case may be, where all the outstanding awards (whether currently outstanding or granted in the future) would have been fully vested.

ESPP	Number of Shares	Weighted-Average Grant Date Fair Value
Awards unvested as of January 1, 2026	25,902	10.00
Awards vested for the nine months ended September 30, 2026	(25,902)	10.00
Awards unvested as of September 30, 2026	—	—
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
The Equity Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units, restricted stock and other share-based awards and for incentive bonuses, which may be paid in cash, Common Shares, or a combination thereof, as determined by the compensation committee of the board of directors or such other committee as designated by the board of directors to administer the Equity Incentive Plan. The Equity Incentive Plan shall remain available for the grant of awards until the 10th anniversary of the Effective Date; however, stock options may not be granted under the Equity Incentive Plan after the 10th anniversary of the date of the board of directors' approval of the Equity Incentive Plan, which occurred on April 17, 2026.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Equity Incentive Plan (Options)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Awards outstanding as of January 1, 2026	2,156,512	$24.76	$3,700	8.52
Awards granted for the nine months ended September 30, 2026	1,301,162	$12.50	n/a	n/a
Awards exercised for the nine months ended September 30, 2026	(114,632)	$6.29	n/a	n/a
Awards cancelled and forfeited for the nine months ended September 30, 2026	(736,378)	$41.40	n/a	n/a
Awards outstanding as of September 30, 2026	2,606,664	$14.75	$2,773	8.67
Awards exercisable as of September 30, 2026	480,432	$14.89	$2,301	6.06

The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
The total intrinsic value of options exercised was $1.4 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the Company had $15.8 million of total unrecognized compensation expense related to options under the Equity Incentive Plan that will be recognized over the weighted average period of 2.35 years.
The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Estimated fair value of the option on the grant date using Black-Scholes model ($)	8.51	29.65
Exercise price ($)	12.50	43.19
Expected term of the award on the grant date (years) (1)	6	6
Expected volatility of the share price (2)	75%	75%
Risk-free interest rate (3)	3.7%	4.4%
Expected dividend rate	—%	—%
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

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Equity Incentive Plan (Restricted Stock Awards)	Number of Shares	Weighted-Average Grant Date Fair Value
Awards unvested as of January 1, 2026	191,526	$41.77
Awards granted for the nine months ended September 30, 2026	354,296	11.29
Awards vested for the nine months ended September 30, 2026	(47,880)	41.77
Awards unvested as of September 30, 2026	497,942	$20.08
The weighted average grant-date fair value of restricted stock awards was $11.29 and $41.77 for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the Company had $8.1 million of total unrecognized compensation expense related to restricted stock awards under the Equity Incentive Plan that will be recognized over the weighted average period of 2.79 years.

Note 14 — Income Taxes
The Company's effective tax rate (“ETR”) was (0.8)% and (0.6)% for the three and nine months ended September 30, 2026, respectively, and (0.2)% and (0.2)% for the three and nine months ended September 30, 2025, respectively. The Company is not aware of any items that would cause the quarterly or period-to-date ETR to be significantly different from the Company's annual ETR. The difference between the income tax provision that would be derived by applying the statutory rate to the Company's loss before income taxes and the income tax provision recorded was primarily attributable to the change in the valuation allowance. The Company continues to incur losses for the Cayman Islands and Swiss entities, and its ability to utilize the deferred tax asset related to the tax losses is not considered more likely than not. A full valuation allowance has been recorded against the deferred tax asset.

Note 15 — Commitments and Contingencies
Commitments
The Company has entered into agreements as of September 30, 2026 primarily regarding the clinical and non-clinical development services with contract research organizations, as well as supply and logistics services with contract manufacturing organizations, for the advancement of SLK. As of September 30, 2026, the total committed expense under these agreements amounted to $152.1 million.
The Company's in-licensing agreement (the “In-License Agreement”) with Merck Healthcare KGaA, Darmstadt, Germany ("MHKDG") includes contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events. Subject to the terms of the license, additional milestone payments of up to €299.6 million ($339.4 million using a September 30, 2026 exchange rate) are potentially payable upon satisfying specific milestones related to regulatory filing acceptance, first commercial sales, and aggregate annual net sales. The milestone payments are payable in cash. Milestone payments due prior to obtaining regulatory approval will be recorded as research and development expense upon determination that a milestone payment is probable to occur. Milestone payments due after obtaining regulatory approval will be capitalized when and if incurred. The Company will use commercially reasonable efforts to cause the milestones to occur. However, if the Company reasonably determines that a technical failure or commercial failure has occurred with respect to all or a part of the SLK

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Program, the Company, at its sole discretion, can terminate all or part of the SLK Program. As of September 30, 2026, the Company made a total of €7.5 million ($8.1 million using the then applicable exchange rate) in additional milestone payments and accrued €15.0 million ($17.0 million using the period end exchange rate) for a regulatory milestone associated with FDA acceptance of the Company's BLA submission for SLK. The amount was included in accrued expenses and other current liabilities and research and development expense and had not been invoiced or paid as of September 30, 2026.
In addition, on May 12, 2023, MoonLake AG entered into an agreement with Research Corporation Technologies, Inc. (“RCT”) and MHKDG, effective as of June 1, 2023, pursuant to which the Company was granted a royalty-bearing, nonexclusive, sublicensable right and license under RCT’s patents and know-how related to a manufacturing process using an underlying yeast strain, Pichia pastoris, to develop, manufacture, use, sell, offer for sale, and import and otherwise commercialize SLK on a world-wide basis, subject to certain restrictions. This agreement replaces the Company’s sublicense for similar rights under the In-License Agreement. In the aggregate, the Company is required to pay royalties within the range of low to mid-teen percent of net sales under the aforementioned agreements with MHKDG and RCT.
Royalties will be recognized in the condensed consolidated statements of operations and comprehensive loss when net sales are recognized.
Office Lease Not Yet Commenced
On July 1, 2026, the Company entered into to a new lease agreement for a corporate office space in Miami, Florida that is expected to commence before the end of 2026, for additional office space in Miami, Florida with a lease term of approximately 11 years. Total minimum lease payments are estimated to be approximately $16.5 million. The Company will recognize the related right-of-use asset and lease liability, which has not yet been determined, at the lease commencement date.

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
As of September 30, 2026, the Company's single operating segment had not generated revenue from any programs or services. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The measure of segment profit or loss is reported on the condensed consolidated statements of operations and comprehensive loss as net loss. The CODM uses this as a starting point alongside significant non-cash items and working capital changes to evaluate cash burn and determine financial sustainability, cost management patterns and overall business viability as the clinical trials progress. The CODM also uses this to manage operations and ensure the most efficient use of Company resources against current budgets, alignment with strategic goals and preparation of future forecasts.
Significant Segment Expenses
The measure of significant segment expenses is reported in the accompanying condensed consolidated statements of operations and comprehensive loss as “Research and development” and “General and administrative” for the nine months ended September 30, 2026 and 2025.

MOONLAKE IMMUNOTHERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Cash flow from operating activities and non-cash items, including share-based compensation and depreciation and amortization expense for the nine months ended September 30, 2026 and 2025, are presented in the accompanying condensed consolidated statements of cash flows.
Geographical Data
Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets by geographical area as of September 30, 2026 and December 31, 2025 are as follows:

(in thousands)
Country	September 30, 2026	December 31, 2025
Portugal	$808	$1,017
Switzerland	737	322
United Kingdom	584	804
United States	26	—
Total	$2,155	$2,143

Note 17 — Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through the date the financial statements were issued and determined that the following subsequent event require disclosure in the financial statements.
Lease Agreement
On October 8, 2026, the Company entered into a new lease agreement for a corporate office space in the United Kingdom with a lease term of approximately 10 years. Total minimum lease payments are estimated to be approximately $8.9 million. The Company will recognize the related right-of-use asset and lease liability, which has not yet been determined, at the lease commencement date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2026, appearing elsewhere in this quarterly report on Form 10-Q (“Quarterly Report”), and with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026 (our “Annual Report”). Our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2026 were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and presented in United States dollars ($).
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
HS Trials and Plans for Commercial Launch
In June 2026, we announced the week 52 results of the VELA-1 trial (M1095-HS-301) and VELA-2 trial (M1095-HS-302), marking the end of the parental trial time period. Week 52 data for SLK showed consistent and further improvement in all clinical scores, compared to week 16 data. Across VELA-1 and VELA-2, 67.2% of patients treated with SLK achieved HiSCR75 and 33.1% of patients achieved HiSCR100 at week 52 (n=396). The results were consistent across both trials (VELA-1: 68.3% HiSCR75, 31.2% HiSCR100; VELA-2: 66.0% HiSCR75, 35.1% HiSCR100). At week 52, 26.0% of patients (n=396) achieved an IHS4-100 response (VELA-1: 24.4%, VELA-2: 27.7%), reflecting inflammatory remission, defined as a 100% reduction in abscesses (A100), nodules (N100) and draining tunnels (DT100). The long-term results of the VELA program are higher than in previous Phase 3 HS programs with competing agents (using the same pooled, as observed, end of parental trial data analysis). The strong long-term clinical responses observed with SLK were accompanied by sustained improvements in Patient-Reported Outcomes, which we believe matter most to patients living with HS and their treating physicians. Patients treated with SLK consistently showed the largest reductions in the HS-specific Quality of Life score (HiSQOL) at week 52, with a -15.3 mean score difference between end of trial and baseline in VELA-1, and -14.8 in VELA-2 (as observed, n=395). The broader skin Dermatology Life Quality Index (“DLQI”) score confirmed the HiSQOL results and showed clinically meaningful response (≥4-point improvement from baseline) in 75.0% (VELA-1) and 69.4% (VELA-2) of patients (as observed, in patients with baseline DLQI ≥4, n=363). Responses for both these quality-of-life metrics were higher than previously demonstrated in competitor pivotal HS studies. In line with these data, 46.5% of patients experienced a marked reduction in pain, measured as at least a 3-point reduction from baseline in the worst skin pain numerical rating scale (VELA-1: 48.4%, VELA-2: 44.3%; as observed, in patients with baseline worst skin pain score of ≥3, n=241).
In June 2026, we presented an interim analysis of the VELA-TEEN clinical trial (M1095-HS-304) based on the latest available data. The data showed rapid onset and high response rates in adolescent patients with HS. At week 24, ~68% of patients treated with SLK achieved HiSCR75, alongside ~86% achieving HiSCR50 and ~45% achieving HiSCR100 (as observed, n=22). HiSCR75 rates in VELA‑TEEN were higher than those observed in the adult VELA program at comparable time points, indicating a pronounced clinical response in adolescent patients with earlier stage disease. SLK was generally well tolerated in this vulnerable patient population, and no new safety signals were observed. We expect to complete the VELA-TEEN clinical trial in the fourth quarter of 2026 and to announce final topline results in the first quarter of 2027.
The VELA trials are followed by an open-label extension for up to two years (the VELA-OLE trial (M1095-HS-303)).
On September 30, 2026, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”), seeking approval of SLK for the treatment of moderate-to-severe HS in adults and pediatric patients 12 years of age and older. We expect to be notified by the FDA whether the BLA submission is accepted for review within approximately 60 days of submission, and to receive the planned review timeline within approximately 74 days of submission.

The comparisons above to results reported in other sponsors' clinical programs, and between our own trials, are not based on head-to-head studies. Differences in trial design, patient populations, endpoints, analysis methods, timing, and trial conduct may materially affect the comparability of these results, and regulators, physicians, payors, and investors may weigh or interpret them differently than we do.
PsA Trials
In August 2026, we announced positive results from an analysis of the week 16 primary endpoint in the IZAR-1 trial (M1095-PSA-301), which met all clinical endpoints at week 16 for 60 mg SLK. 42.1% of biologic-naïve patients treated with SLK 60 mg with induction achieved an American College of Rheumatology 50 (ACR50) response at week 16, the primary endpoint of the trial. In addition, SLK demonstrated strong efficacy across multiple disease domains characteristic of PsA. Across key secondary clinical endpoints, 66.5% of patients achieved an American College of Rheumatology 20 (ACR20) response, and 41.2% achieved Minimal Disease Activity (MDA). In patients with concomitant skin involvement, 61% achieved a Psoriasis Area and Severity Index 90 (PASI90) response. Patients treated with SLK also demonstrated clinically meaningful improvements in patient-reported and physical outcomes. Mean change from baseline in Health Assessment Questionnaire Disability Index (HAQ-DI) was -0.427, while improvements were observed in SF-36 Physical Component Summary (PCS) with a score of 6.54. Consistent with the unblinding protocol defined with the FDA, topline disclosure at week 16 included absolute response levels and endpoint outcomes for the SLK 60 mg with induction arm. Comparative analyses versus placebo and detailed treatment arm data remain blinded until completion of the trial.
In September 2026, we completed enrollment for the IZAR-2 trial (M1095-PSA-302). We expect to announce initial topline results following a predefined unblinding protocol in the first quarter of 2027. In addition, we expect results of the P-OLARIS trial (M1095-snSpA-202) to become available in early 2027.
PPP Trials
We expect to commence enrollment for the Phase 3 NOVA trial (M1095-PPP-301) in November 2026.
Financial Summary
We do not have any product candidates approved for commercial sale, and we have not generated any revenue from product sales. Our ability to generate revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of SLK in one or more indications. We expect to continue to incur substantial expenses and operating losses for at least the next two years as we continue the development of SLK and invest in commercial launches. We expect that operating losses will fluctuate notably from year to year depending on the timing of our planned clinical development programs, efforts to achieve regulatory approval, and planned marketing and sales expenditures to support a commercial launch.
As of September 30, 2026, we had $498.5 million of cash, cash equivalents, and short-term marketable debt securities. Based on our current operating plan, we believe that we have sufficient capital to fund our operations and capital expenditures to mid-2028.

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
We estimate research and clinical trial expenses based on the services performed pursuant to contracts with research institutions, contract research organizations (“CROs”), and contract manufacturing organizations (“CMOs”) that conduct and manage research studies and clinical trials on our behalf based on actual time and expenses incurred by them or probable achievement of milestone events that are associated with contractually agreed milestone payments.
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
We expect to incur considerable research and development expenses for the foreseeable future as we continue the development and manufacturing partnerships for SLK, conduct research activities, and potentially expand our pipeline by pursuing additional indications for SLK or including new product candidates in our portfolio. We cannot determine with certainty the timing of initiation, the duration, or the completion costs of current or future research studies and clinical trials of SLK due to the inherently unpredictable nature of research activities and clinical development. Clinical development timelines, the probability of success, and the development costs can differ materially from expectations. We anticipate that we will make determinations as to which indications to pursue and how much funding to direct to each indication on an ongoing basis in response to the results of ongoing and future research studies and clinical trials, regulatory developments, and our ongoing assessments as to each indication’s commercial potential.
Any changes in the outcome of any of these variables with respect to the development of SLK could mean a notable change in the costs and timing associated with its development. We may never succeed in achieving regulatory approval for SLK. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials or focus on other product candidates. For example, if the FDA, the European Medicines Agency (“EMA”), or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of SLK’s clinical development.

General and Administrative Expenses
General and administrative expense (“G&A”) consists primarily of employee-related costs, including salaries, bonuses, benefits, share-based compensation, and other related costs for our executive and administrative functions. G&A expense also includes professional services, including legal, accounting, and audit services, and other consulting fees, as well as facility costs not otherwise included in research and development expenses, insurance, and other general administrative expenses.
Based on our strategy, there are a number of factors that we expect will impact the level of research and development expenses, G&A expenses, and capital expenditures incurred by the business.
These factors include:
•Completing the development of SLK in our current focus indications, HS, PsA, axSpA, and PPP — We expect to incur considerable research and development expenses and G&A expenses as we: (i) conduct clinical trials for SLK including the ongoing Phase 3 clinical trials in PsA and adolescent HS, the ongoing Phase 2 clinical trial in PsA, the planned Phase 3 clinical trial in PPP, potential future Phase 3 clinical trials in axSpA, the ongoing open-label extension trials in HS, and potential future clinical trials of SLK in other indications; (ii) attract, hire, and retain additional clinical, scientific, quality control, and administrative personnel; and (iii) add clinical, operational, financial, and management information systems and personnel.
•Strengthening the differentiation elements for future SLK patients — In parallel with our clinical trials, we expect to incur additional research expenditures as we conduct non-clinical research to continue refining our understanding of SLK/Nanobody biology and the potential impact in our selected and other therapeutic indications.
•Preparing for commercialization of SLK — We have submitted a BLA to the FDA seeking approval of SLK in the United States in HS and adolescent HS. We expect to incur significant G&A expenses as we establish a sales, marketing, and distribution infrastructure to commercialize SLK including further establishing a presence in the United States. In addition, we expect to incur milestone and commercial payments under the in-license agreement, dated April 29, 2021, by and between MoonLake AG and MHKDG (the “In-License Agreement”) (based on regulatory filing acceptances, first commercial sales, and aggregate annual net sales). Subject to FDA approval, we expect a commercial launch in the United States in the second half of 2027.
•Building our manufacturing capabilities — We do not own or operate manufacturing facilities and currently have no plans to establish any. We partner with third-party CMOs for both drug substance and finished drug product. We obtain our supplies from these manufacturers based on purchase orders. Therefore, we expect to incur research and development costs for the purchase of our supplies on an as-needed basis to conduct our clinical trials. We have executed technology transfers for drug substance and drug product to commercial scale CMOs, and we have successfully manufactured Process Performance Qualification batches, but we may pursue additional technology transfers and process improvements. This is designed to allow us to scale up while SLK is in clinical development and advance potential commercial requirements. The improvement of our manufacturing capabilities will be important in driving efficiency, maintaining high standards of quality control, and ensuring that investigators, physicians, and patients have adequate access to our product candidates, if approved. We began stockpiling drug substance as pre-launch inventory during the third quarter of 2025 and expect to continue doing so until the expected launch in the second half of 2027.
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
•Broadening our portfolio — We believe that there are other indications beyond HS, PsA, axSpA, and PPP where SLK has the potential to represent a differentiated therapeutic alternative and we may initiate clinical trials of SLK in such other indications. In addition, to further enhance our overall potential and provide increased optionality, we may supplement our current strategy with the in-licensing or acquisition of additional product candidates for clinical development (beyond SLK), rather than discovering such candidates ourselves, which would lead to additional research and development expenses, G&A expenses, and capital expenditures.
•Granting share-based compensation awards and vesting of existing plans — We expect to continue to grant awards to selected employees, directors, and non-employees pursuant to the Amended and Restated 2022 Equity Incentive Plan (the “Equity Incentive Plan”). Further, we expect to continue to incur share-based compensation charges in connection with this plan.
We also expect to incur additional IT, legal, accounting, leasing, and other expenses as we continue to grow our business. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development and commercialization activities.
We expect our existing cash, cash equivalents, and short-term marketable debt securities to be sufficient to advance the development of SLK in multiple indications, including the completion of all ongoing clinical trials and our planned Phase 3 clinical trial of SLK in PPP, and to support a first commercial launch of SLK in the United States, if approved. Clinical development involves a lengthy and expensive process with uncertain outcomes and is subject to risks described in Item 1A. Risk Factors, in our Annual Report, including that our non-clinical studies or clinical trials may not be conducted as planned or completed on schedule and may not satisfy the requirements of the FDA, EMA, or other comparable foreign regulatory authorities. If we are required to conduct additional preclinical studies or clinical trials of SLK beyond those that we currently contemplate, if we are delayed or unable to successfully complete clinical trials of SLK or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may require additional funding. Moreover, we may require additional capital to commercialize SLK and to discover, develop, obtain regulatory approval, and commercialize any future product candidates, as applicable. We expect to finance future cash needs through public or private equity, additional debt, or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like us, and broader macroeconomic factors may preclude us from successfully raising additional capital.
If we do not raise additional capital, we may not be able to expand our operations or otherwise capitalize on our business opportunities, our business and financial condition will be negatively impacted and we may need to: significantly delay, scale back, or discontinue research and discovery efforts and the development or commercialization of SLK or any other product candidates or cease operations altogether; seek strategic alliances for research and development programs when we otherwise would not, or at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or relinquish, or license on unfavorable terms, our rights to technologies or SLK or any other product candidates that we otherwise would seek to develop or commercialize ourselves.

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
Gains or losses from foreign currency translations are included in the condensed consolidated statements of operations and comprehensive loss in “Other income, net”. We recognized a net foreign currency transaction loss of $212 thousand and $450 thousand for the three and nine months ended September 30, 2026, respectively, a net foreign currency transaction loss of $267 thousand for the three months ended September 30, 2025, and a net foreign currency transaction gain of $75 thousand for the nine months ended September 30, 2025.

Results of Operations
Comparison of the three months ended September 30, 2026 and 2025

(in thousands, except percentages)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change	Change %
Operating expenses
Research and development	$(68,871)	$(60,635)	$(8,236)	13.6%
General and administrative	(10,981)	(10,799)	(182)	1.7%
Total operating expenses	(79,852)	(71,434)	(8,418)	11.8%
Operating loss	(79,852)	(71,434)	(8,418)	11.8%

Interest expense	(2,655)	(3,198)	543	(17.0)%
Other income, net	3,593	4,053	(460)	(11.3)%
Loss before income tax	(78,914)	(70,579)	(8,335)	11.8%

Income tax expense	(631)	(115)	(516)	448.7%
Net loss	(79,545)	(70,694)	(8,851)	12.5%

Net unrealized gain (loss) on marketable securities and short-term investments	868	(255)	1,123	(440.4)%
Actuarial gain on employee benefit plans	789	8	781	9,762.5%
Other comprehensive income (loss)	1,657	(247)	1,904	(770.9)%
Comprehensive loss	$(77,888)	$(70,941)	$(6,947)	9.8%
Research and Development
Research and development expenses were $68.9 million for the three months ended September 30, 2026, compared to $60.6 million for the three months ended September 30, 2025. The increase of $8.2 million, or 13.6%, is primarily related to an increase of $17.0 million in accrued regulatory milestone license fees to MHKDG for expected acceptance of the Company's BLA submission, an increase of $2.8 million in manufacturing, supply, and logistics expenses through CMOs, which is primarily related to the production of stockpiled pre-launch inventory, and an increase of $1.3 million in other research and development fees primarily related to bioanalytical analyses of samples collected in clinical trials. The increase was partially offset by a decrease of $10.1 million in clinical development expenses following the completion of certain clinical trials and a decrease of $2.5 million in non-clinical CRO expenses.
General and Administrative
General and administrative expenses were $11.0 million for the three months ended September 30, 2026, compared to $10.8 million for the three months ended September 30, 2025. The increase of $0.2 million, or 1.7%, is substantially related to personnel-related costs to support organizational growth and ongoing efforts to prepare for the commercialization of SLK.

Interest Expense
Interest expense was $2.7 million for the three months ended September 30, 2026, compared to $3.2 million for the three months ended September 30, 2025. The decrease of $0.5 million, or (17.0)%, is primarily related to $1.1 million of debt issuance costs related to the undrawn second and fourth tranches of the Original Loan and Security Agreement (defined below) recognized as interest expense during the previous period following the announcement that VELA-2 had not met its pre-specified primary endpoint. This decrease is partially offset by $0.6 million in higher imputed interest following the drawdown of the second tranche of the Credit Facility (defined below) in the first quarter of 2026.
Other Income, Net
Other income, net was $3.6 million for the three months ended September 30, 2026, compared to $4.1 million for the three months ended September 30, 2025. The decrease of $0.5 million, or (11.3)%, is primarily related to a decrease of $0.8 million in realized interest on cash held in banks and cash investments in short-term marketable debt securities.
Other Comprehensive Income (Loss)
Other comprehensive income was $1.7 million for the three months ended September 30, 2026, compared to other comprehensive loss of $0.2 million for the three months ended September 30, 2025. The decrease in other comprehensive loss of $1.9 million, or (770.9)%, is primarily related to the unrealized gains from investments in short-term marketable debt securities recorded in accumulated other comprehensive income during the three months ended September 30, 2026.

Comparison of the nine months ended September 30, 2026 and 2025

(in thousands, except percentages)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change	Change %
Operating expenses
Research and development	$(173,607)	$(146,856)	$(26,751)	18.2%
General and administrative	(37,929)	(32,760)	(5,169)	15.8%
Total operating expenses	(211,536)	(179,616)	(31,920)	17.8%
Operating loss	(211,536)	(179,616)	(31,920)	17.8%

Interest expense	(7,556)	(5,254)	(2,302)	43.8%
Other income, net	9,378	17,930	(8,552)	(47.7)%
Loss before income tax	(209,714)	(166,940)	(42,774)	25.6%

Income tax expense	(1,343)	(363)	(980)	270.0%
Net loss	(211,057)	(167,303)	(43,754)	26.2%

Net unrealized gain (loss) on marketable securities and short-term investments	962	(4,920)	5,882	(119.6)%
Actuarial gain on employee benefit plans	722	116	606	522.4%
Other comprehensive income (loss)	1,684	(4,804)	6,488	(135.0)%
Comprehensive loss	$(209,373)	$(172,107)	$(37,266)	21.7%
Research and Development
Research and development expenses were $173.6 million for the nine months ended September 30, 2026, compared to $146.9 million for the nine months ended September 30, 2025. The increase of $26.8 million, or 18.2%, is primarily related to an increase of $17.0 million in accrued regulatory milestone license fees to MHKDG for expected acceptance of the Company's BLA submission, an increase of $6.8 million in share-based compensation and personnel-related costs to support research and development efforts, of which $6.3 million is a result of accelerated expense recognition due to a voluntary cancellation of unvested awards, an increase of $6.0 million in manufacturing, supply, and logistics expenses through CMOs, which is primarily related to the production of stockpiled pre-launch inventory, an increase of $1.4 million in clinical development expenses, and an increase of $1.7 million in other research and development fees. The increase was partially offset by a decrease of $5.4 million in non-clinical CRO expenses and a decrease of $0.7 million in consulting expenses.
General and Administrative
General and administrative expenses were $37.9 million for the nine months ended September 30, 2026, compared to $32.8 million for the nine months ended September 30, 2025. The increase of $5.2 million, or 15.8%, is primarily related to an increase of $6.4 million in share-based compensation and personnel-related costs, of which $4.8 million is a result of accelerated expense recognition due to a voluntary cancellation of unvested awards. The increase was partially offset by a decrease of $0.9 million in advisory, legal, and other general and administrative expenses.
Interest Expense
Interest expense was $7.6 million for the nine months ended September 30, 2026, compared to $5.3 million for the nine months ended September 30, 2025. The increase of $2.3 million, or 43.8%, is primarily related to higher imputed interest following the drawdown of the second tranche of the Credit Facility (defined below) in the first quarter of 2026.
Other Income, Net
Other income, net was $9.4 million for the nine months ended September 30, 2026, compared to $17.9 million for the nine months ended September 30, 2025. The decrease of $8.6 million, or (47.7)%, is primarily related to a decrease of $8.7 million in realized interest on cash held in banks and cash investments in short-term marketable debt securities.
Other Comprehensive Income (Loss)
Other comprehensive income was $1.7 million for the nine months ended September 30, 2026, compared to other comprehensive loss of $4.8 million for the nine months ended September 30, 2025. The decrease in other comprehensive loss of $6.5 million, or (135.0)%, is primarily related to the net unrealized gains from investments in short-term marketable debt securities recorded in accumulated other comprehensive income during the nine months ended September 30, 2026.

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
•pursue regulatory approval for, and prepare for commercialization of, SLK;
•attract, hire and retain additional management, scientific and administrative personnel;
•maintain, protect and expand our intellectual property portfolio, including patents, trade secrets and know how;
•implement operational, financial and management information systems; and
•operate as a public company.
For the nine months ended September 30, 2026, we incurred a loss of $211.1 million, which includes non-cash items such as share-based compensation expense of $18.7 million, and cash outflow from operations of $185.2 million. As of September 30, 2026, we had a total of $498.5 million in cash, cash equivalents, and short-term marketable debt securities. Based on our current operating plan, we believe our available cash, cash equivalents, and short-term debt marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements to mid-2028.
We expect to incur notable expenses and operating losses for at least the next two years, assuming we continue the clinical development of SLK, and as we invest in its commercial launch. It is expected that operating losses will fluctuate significantly from year to year due to the timing of clinical development programs, efforts to achieve regulatory approval, and sales and marketing efforts. We may require additional funding to bring our product candidate to market and support our continuing operations. In addition, with a change in the presidential administration in 2025, there has been an economic policy shift towards increasing tariffs, which in turn has led and could lead to further retaliatory tariffs. These may have the potential to impact expenses as well as our ability to, if ever, generate revenue or maintain profitability. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include income from collaborations, strategic partnerships, or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to fund our operating expense requirements. Refer to “Risk Factors — Risks Related to Our Limited Operating History, Business, Financial Condition, and Results of Operations” in Item 1A. of our Annual Report for further details related to the risk of raising additional capital to fund our operations.

Term Loan Facility
On March 31, 2025 (the “Closing Date”), we entered into a loan and security agreement (the “Original Loan and Security Agreement”) with Hercules Capital, Inc. (“Hercules”) and lenders party thereto (the “Lenders”) for an aggregate principal amount of $500.0 million, of which $300.0 million was fully committed subject to achievement of milestones (the “Original Credit Facility”).
On February 20, 2026 (the “First Amendment Closing Date”), we executed the First Amendment to the Loan and Security Agreement (the “First Amendment”) with, among others, Hercules, as administrative and collateral agent for the Lenders, which amended the Original Loan and Security Agreement.
On August 3, 2026, we executed the Second Amendment to the Loan and Security Agreement (the “Second Amendment” and, the Original Loan and Security Agreement as amended by the First Amendment and the Second Amendment, the “Loan and Security Agreement”) that modified certain permitted indebtedness, lien, and landlord consent provisions. The Second Amendment did not modify the Credit Facility's aggregate principal amount, interest rate, maturity date, or financial covenants under the Loan and Security Agreement.
The Loan and Security Agreement provides for six non-dilutive senior secured term loan facilities in the aggregate principal amount of $500.0 million (the “Amended Credit Facility” and, together with the Original Credit Facility, the “Credit Facility”). The Credit Facility comprises:
a.An initial tranche of $75.0 million (the “Tranche 1 Loan”) fully funded on the Closing Date,
b.A second tranche (the “Tranche 2 Loan”) in an aggregate principal amount of $25.0 million fully funded on the First Amendment Closing Date,
c.Subject to our announcement that the IZAR-1 and IZAR-2 Phase 3 studies of SLK in patients with active psoriatic arthritis each achieved their protocol-specified primary endpoint and that the efficacy and safety data available together support the planned commercialization strategy and outlook of our Company (the “Tranche 3 Milestone”), a third tranche with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Tranche 3 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) March 15, 2027,
d.Subject to our announcement that the VELA-1 and VELA-2 Phase 3 studies of SLK in adult patients with moderate to severe hidradenitis suppurativa each demonstrated clinically meaningful improvements across the 52-week endpoints with SLK having demonstrated an acceptable safety profile, which together support (x) the planned commercialization strategy and outlook of our Company and (y) the filing of the BLA for SLK with the FDA (together, the “Tranche 4 HS Milestone”), and immediately prior to the advance of a fourth tranche, we have closed the previous 10 consecutive trading days with a market capitalization of at least $1,500.0 million; provided that, the first trading day tested cannot be prior to the public announcement of the Tranche 4 HS Milestone (collectively with the Tranche 4 HS Milestone, the “Amended Tranche 4 Milestone”), this fourth tranche (the “Tranche 4 Loan”) with additional term loans in an aggregate principal amount of up to $50.0 million, available on the Amended Tranche 4 Milestone achievement date through the earlier of (i) 60 days following the achievement of the Tranche 4 HS Milestone and (ii) December 15, 2026,

e.Subject to our achievement of the Tranche 4 HS Milestone and the FDA’s approval of our submission of a BLA for SLK (the “Approval Milestone”) (collectively, the “Tranche 5 Milestone”), a fifth tranche with additional term loans in an aggregate principal amount of up to $100.0 million, available on the Tranche 5 Milestone achievement date through the earlier of (i) 60 days following such date and (ii) December 15, 2027, and
f.Subject to approval by the Lenders in their discretion, a sixth tranche (the “Tranche 6 Loan”) of additional term loans in an aggregate principal amount of up to $200.0 million (increased to up to $250.0 million following the expiration of the Tranche 4 Loan availability period).
On June 21, 2026, we achieved the Tranche 4 HS Milestone. We did not draw the Tranche 4 Loan during the applicable availability period. Following expiration of that period during the three months ended September 30, 2026, the undrawn $50.0 million Tranche 4 Loan commitment was added to the Tranche 6 Loan commitment under the Loan and Security Agreement.
The Credit Facility matures on April 1, 2030 (the “Maturity Date”) and bears interest at an annual rate equal to the greater of (i) prime rate as reported in The Wall Street Journal plus 1.45% and (ii) 8.45% with the initial interest rate equal to 8.95%. As of September 30, 2026, the Credit Facility bears interest at 8.45%. This rate is subject to a 0.25% reduction upon achievement of the Approval Milestone. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility.
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
The Loan and Security Agreement allows for us to satisfy a portion of the cash interest payments by capitalizing such interest payments as payment-in-kind (“PIK”). No PIK interest relating to the term loans has been recorded and included in the condensed consolidated balance sheets as of September 30, 2026.
The Loan and Security Agreement contains customary covenants, such as financial covenants and certain events of default after which loans under the Credit Facility may be due and payable immediately. We were in compliance with all covenants as of September 30, 2026.
All obligations under the Loan and Security Agreement are secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all of our assets and our material subsidiaries, including our intellectual property, and are guaranteed by our material subsidiaries, including foreign subsidiaries, subject to certain exceptions.
We are permitted to use the proceeds of the Credit Facility for working capital and general corporate purposes of us and our subsidiaries.

Equity Offerings
At-the-Market Offerings
On August 31, 2023, we entered into a Sales Agreement with Leerink Partners, which was amended on August 10, 2026 by Amendment No. 1 to Sales Agreement (as amended, the “Sales Agreement”), pursuant to which we may issue and sell our Class A Ordinary Shares from time to time through Leerink Partners as our sales agent. Prior to August 10, 2026, sales under the Sales Agreement were made pursuant to our shelf registration statement on Form S-3 (File No. 333-274286), which was declared effective by the SEC on September 11, 2023, and a related prospectus supplement covering up to $350.0 million of Class A Ordinary Shares. On August 10, 2026, we filed an automatic shelf registration statement on Form S-3 (File No. 333-298192), which included a prospectus supplement covering the offer and sale of up to $300.0 million of Class A Ordinary Shares under the Sales Agreement, all of which remained available as of September 30, 2026.
During the nine months ended September 30, 2026, we sold 2,764,178 Class A Ordinary Shares under the Sales Agreement at a weighted average share price of $18.52, for aggregate net proceeds of approximately $50.3 million, after deducting sales agent's commissions and transaction costs. For the three months ended September 30, 2026, there were no sales under the Sales Agreement.
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
June 2026 Public Offering of Class A Ordinary Shares, Pre-Funded Warrants, and Over-Allotment Option
On June 23, 2026, we entered into an underwriting agreement with Leerink Partners, as representative of the underwriters, to issue and sell 9,000,000 Class A Ordinary Shares at a public offering price of $20.00 per share (“2026 Offering Price”), and, in lieu of Class A Ordinary Shares to certain investors, pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 1,000,000 Class A Ordinary Shares at a public offering price of $19.9999 per Pre-Funded Warrant (the “2026 Offering”). The 2026 Offering closed on June 25, 2026, and net proceeds were $189.8 million, after deducting underwriting discounts, commissions, and offering expenses in the amount of $10.2 million.
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
In connection with the 2026 Offering, we also granted the underwriters a 30-day option to purchase up to 1,500,000 additional Class A Ordinary Shares at the 2026 Offering Price less underwriting discounts and commissions (“Over-Allotment Option”). On July 10, 2026, the underwriters exercised in full the Over-Allotment Option. The transaction closed on July 14, 2026. The net proceeds from the exercise of the Over-Allotment Option were $28.5 million, after deducting underwriting discounts and other offering expenses in the amount of $1.5 million.

Cash Flows
The following table summarizes our cash flows for the periods indicated.

(in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change	Change %
Net cash used in operating activities	$(185,247)	$(137,213)	$(48,034)	35.0%
Net cash (used in) provided by investing activities	(58,344)	232,903	(291,247)	(125.1)%
Net cash provided by financing activities	292,238	73,602	218,636	297.1%
Effect of movements in exchange rates on cash held	(478)	1,018	(1,496)	(147.0)%
Net increase in cash and cash equivalents	$48,169	$170,310	$(122,141)	(71.7)%
Cash Flows from Operating Activities
We did not generate any cash inflows from our operating activities. Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital requirements, and we have historically experienced negative cash flows from operating activities as we invested in clinical research and related development.
Net cash used in operating activities was $185.2 million and $137.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in net cash used in operating activities of $48.0 million was primarily driven by the increase in net loss of $43.8 million adjusted for non-cash items of $12.4 million. The remaining change of $16.7 million was related to the timing of receipts and payments in the ordinary course of business.
Cash Flows from Investing Activities
During the nine months ended September 30, 2026, net cash used in investing activities was $58.3 million, consisting predominantly of $206.1 million related to the purchase of short-term marketable debt securities, partially offset by $147.8 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months. During the nine months ended September 30, 2025, net cash provided by investing activities was $232.9 million, consisting predominantly of $439.1 million in proceeds received from maturities of short-term marketable debt securities with original maturities longer than three months, partially offset by $206.2 million related to the purchase of short-term marketable debt securities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $292.2 million consisting primarily of $189.8 million in net proceeds from the shares sold under the 2026 Offering, $50.3 million in net proceeds from the shares sold under the Sales Agreement, $28.5 million in net proceeds from the exercise of the Over-Allotment Option, $24.5 million in net proceeds from the Loan and Security Agreement and drawdown of a second debt tranche, and $0.7 million in net proceeds from the options exercised under the Equity Incentive Plan, partially offset by $1.5 million related to a stamp duty paid on a capital injection. During the nine months ended September 30, 2025, net cash provided by financing activities was $73.6 million consisting primarily of $73.0 million in net proceeds from the Original Loan and Security Agreement.

Contractual Obligations and Commitments
The following summarizes our significant contractual obligations and other obligations as of September 30, 2026, which we generally expect to satisfy with cash on hand and the maturity of short-term marketable debt securities:

(in thousands)	Total	Less than 1 year	1 to 5 Years	More than 5 years
Purchase obligations(1)	$152,100	$112,255	$39,845	$—
Lease commitments(2)	18,178	1,971	6,232	9,975
Long-term debt obligations(3)	136,948	7,863	129,085	—
Total contractual obligations	$307,226	$122,089	$175,162	$9,975
____________
(1)   Purchase obligations refer to an agreement to purchase goods or services that is enforceable and legally binding on the Company that specifies all significant terms. The figures presented primarily relate to contractual commitments towards contract manufacturing and contract research organizations.
(2)    We have committed ourselves to seven leases, with terms that commenced on November 1, 2021, October 9, 2023, October 13, 2023, January 15, 2024, September 8, 2024, June 1, 2026 and one lease that will commence before the end of 2026. These future lease commitments relate to the office leases for our headquarters in Zug, Switzerland, Cambridge, United Kingdom, Porto, Portugal, Jersey City, United States, and Miami, United States and reflect minimum payments due.
(3)    We have committed ourselves to a long-term debt obligation, with a term that commenced on March 31, 2025. This debt obligation relates to the Loan and Security Agreement and reflects the expected payments due, including principal repayment, interest payments, and an end of loan term charge.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2026.
Recently Issued Accounting Pronouncements
Refer to Note 2 — Basis of Presentation and Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent it has been made, of their potential impact on our financial condition and our results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2026, we had cash, cash equivalents, restricted cash, and short-term marketable debt securities of $501.4 million, which consist primarily of bank deposits, certificates of deposit and commercial papers. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities permissible for investment. The primary objective of the investment activities is non-trading related and instead to preserve principal as well as to maximize income received without significantly increasing risk.
To minimize any inherent market risk, we maintain a diverse and highly liquid portfolio which includes cash, cash equivalents, and short-term investment securities available-for-sale in a variety of securities including certificates of deposit and commercial papers, all with various maturity dates. The fair value of the cash, cash equivalents, restricted cash, and short-term marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of these instruments. Since they are classified as “available-for-sale”, no gains or losses are recognized in the condensed consolidated statements of operations and comprehensive loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses.

We have the ability to hold all such investments until maturity. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our financial results or financial condition as of September 30, 2026.
As of September 30, 2026, we had $100.0 million in variable rate debt outstanding. The Tranche 1 Loan and the Tranche 2 Loan, which together have a principal balance of $100.0 million and mature in April 2030, are subject to interest-only monthly payments. The outstanding loans bear interest at a floating rate equal to 8.45% as of September 30, 2026, calculated as the greater of: (i) the prime rate as reported in The Wall Street Journal plus 1.45% and (ii) 8.45%. A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material effect on our financial results or financial condition as of September 30, 2026.
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
As of September 30, 2026, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) prior to the filing of this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On January 6, 2026, the Court appointed lead plaintiff and lead counsel. On April 16, 2026, lead plaintiff filed an amended complaint naming the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Scientific Officer as defendants. The amended complaint covers the same Class Period and asserts substantially similar claims under the Exchange Act as the earlier complaints in the Class Actions. On June 16, 2026, defendants moved to dismiss the amended complaint. On August 14, 2026, plaintiffs filed an opposition to defendants’ motion to dismiss. On September 15, 2026, defendants filed a reply in support of their motion to dismiss. The motion remains pending.

The defendants deny the allegations of wrongdoing in the Class Actions and intend to vigorously defend against the claims. The Company is unable to predict the ultimate outcome of the Peters Action and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from the lawsuit.

Item 1A. Risk Factors
Any of the risks described in our Annual Report are factors that could cause our actual results to differ materially from those in this Quarterly Report. Any of these factors could result in a significant or material adverse effect upon our business, results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, results of operations or financial condition. There have been no material changes to the risk factors that we included in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which was filed with the SEC on August 10, 2026. We may make changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

MoonLake Immunotherapeutics

Item 5. Other Information
Trading Arrangements
During the three months ended September 30, 2026, none of the directors or Section 16 officers of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Memorandum and Articles of Association of MoonLake Immunotherapeutics (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2022)
10.1*	Amendment No. 1 to Sales Agreement, by and between MoonLake Immunotherapeutics and Leerink Partners LLC, dated August 10, 2026
10.2#
Second Amendment to Loan and Security Agreement, dated August 3, 2026, by and among the Company, MoonLake AG, the Lenders party thereto and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2026)

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

MOONLAKE IMMUNOTHERAPEUTICS

/s/ Dr. Jorge Santos da Silva
Date:	November 4, 2026	Name:	Dr. Jorge Santos da Silva
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthias Bodenstedt
Date:	November 4, 2026	Name:	Matthias Bodenstedt
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)